Form 10-Q
period 1996-06-30
BEACON PROPERTIES CORP
filed 1996-07-23
CIK 920114

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]
                               QUARTERLY REPORT

                                   ----------

                    Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996
                                      OR
[ ]
                              TRANSITION REPORT

                                   ----------

                    Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the transition period from                              to
                               ----------------------------    ----------------
Commission file number                                 1-12926
                       --------------------------------       -----------------

                        BEACON PROPERTIES CORPORATION
            (Exact name of Registrant as specified in its charter)

             Maryland                                   04-3224258
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                 50 Rowes Wharf, Boston, Massachusetts 02110
                   (Address of principal executive offices)
                                  (Zip Code)

                                (617) 330-1400
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO
    -      -
                    APPLICABLE ONLY TO CORPORATE ISSUERS;

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   27,432,563 Shares of common stock, $.01 par value as of July 22, 1996

                          BEACON PROPERTIES CORPORATION
                                  FORM 10-Q


                                     INDEX

                                                                                                  Page
                                                                                                  ------
Part I--Financial Information
  Item 1. Financial Statements
    Consolidated Balance Sheets at June 30, 1996 and December 31, 1995                                3
    Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995           4
    Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995             5
    Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995             6
    Notes to Consolidated Financial Statements                                                      7-9
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
    Operations                                                                                    10-13
Part II--Other Information
  Item 1. Legal Proceedings                                                                          14
  Item 2. Changes in Securities                                                                      14
  Item 3. Defaults Upon Senior Securities                                                            14
  Item 4. Submission of Matters to a Vote of Security Holders                                        14
  Item 5. Other Information                                                                          14
  Item 6. Exhibits and Reports on Form 8-K                                                           14
  Signature                                                                                          15

                         BEACON PROPERTIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,    December 31,
                                                                         1996          1995
                                                                        --------   ------------
                                                                    (unaudited)
                                                                            (in thousands)
                               Assets
Real estate:
  Land                                                                 $ 89,164      $ 43,077
  Buildings, improvements and equipment                                 735,760       428,065
                                                                         ------      ----------
                                                                        824,924       471,142
    Less accumulated depreciation                                        78,917        66,571
                                                                         ------      ----------
                                                                        746,007       404,571

Deferred financing and leasing costs, net of accumulated
  amortization of $14,273 and $14,509                                    14,730         9,486
Cash and cash equivalents                                                32,940         4,501
Restricted cash                                                           5,038         2,764
Accounts receivable                                                       8,279         6,128
Accrued rent                                                              9,074         6,493
Prepaid expenses and other assets                                         3,201         8,060
Mortgage notes receivable                                                51,486        34,778
Investments in and note receivable from joint ventures and
  corporations                                                           57,082        58,016
                                                                         ------      ----------
    Total assets                                                       $927,837      $534,797
                                                                         ======      ==========

                Liabilities and Stockholders' Equity
Liabilities:
  Mortgage notes payable                                               $403,218      $ 70,536
  Note payable, Credit Facility                                           --          130,500
  Accounts payable, accrued expenses and other liabilities               24,335        14,022
  Investment in joint venture                                            24,303        23,955
                                                                         ------      ----------
    Total liabilities                                                   451,856       239,013
                                                                         ------      ----------
Commitments and contingencies                                                --            --
Minority interest in Operating Partnership                               49,051        36,962
                                                                         ------      ----------

Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000 shares,
    issued and outstanding 27,368,263 and 20,215,822 shares                 274           202
  Additional paid-in capital                                            443,165       267,727
  Cumulative net income                                                  36,259        23,715
  Cumulative dividends                                                  (52,768)      (32,822)
                                                                         ------      ----------
    Total stockholders' equity                                          426,930       258,822
                                                                         ------      ----------
    Total liabilities and stockholders' equity                         $927,837      $534,797
                                                                         ======      ==========

                 The accompanying notes are an integral part of these consolidated financial statements.

                         BEACON PROPERTIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Three Months
                                                                            Ended June 30,
                                                                    -------------------------------
                                                                        1996             1995
                                                                   -------------     --------------
                                                                     (Unaudited and in thousands,
                                                                       except per share amounts
                                                                       and shares outstanding)
Revenues:
  Rental income                                                     $    33,130       $    17,357
  Management fees                                                           768               472
  Recoveries from tenants                                                 3,538             2,243
  Mortgage interest income                                                1,207               611
  Other income                                                            2,795             1,441
                                                                      -----------    -------------
                                                                         41,438            22,124
                                                                      -----------    -------------

Expenses:
  Property expenses                                                       7,874             4,290
  Real estate taxes                                                       4,313             2,457
  General and administrative                                              3,774             2,330
  Mortgage interest expense                                               7,317             3,614
  Interest--amortization of financing costs                                 623               296
  Depreciation and amortization                                           7,484             4,517
                                                                      -----------    -------------
                                                                         31,385            17,504
                                                                      -----------    -------------
Income from operations                                                   10,053             4,620
Equity in net income of joint ventures and corporations                     582               528
                                                                      -----------    -------------
Income before minority interest and extraordinary items                  10,635             5,148
Minority interest in Operating Partnership                               (1,453)             (997)
                                                                      -----------    -------------
Income before extraordinary items                                         9,182             4,151
Extraordinary items, net of minority interest                            (1,632)               --
                                                                      -----------    -------------
Net Income                                                          $     7,550       $     4,151
                                                                      ===========    =============
Income per common share before extraordinary items                  $      0.34       $      0.26
Extraordinary items                                                       (0.06)               --
                                                                      -----------    -------------
Net income per common share                                         $      0.28       $      0.26
                                                                      ===========    =============
Weighted average common shares outstanding                           27,289,369        15,844,095
                                                                      ===========    =============

                 The accompanying notes are an integral part of these consolidated financial statements.

                         BEACON PROPERTIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                    -------------------------------
                                                                        1996             1995
                                                                   -------------     --------------
                                                                     (Unaudited and in thousands,
                                                                       except per share amounts
                                                                       and shares outstanding)
Revenues:
  Rental income                                                     $    60,051       $    34,093
  Management fees                                                         1,517               936
  Recoveries from tenants                                                 6,782             4,813
  Mortgage interest income                                                2,165               611
  Other income                                                            4,591             2,472
                                                                      -----------    -------------
                                                                         75,106            42,925
                                                                      -----------    -------------

Expenses:
  Property expenses                                                      14,770             8,531
  Real estate taxes                                                       7,831             4,901
  General and administrative                                              7,362             4,570
  Mortgage interest expense                                              13,661             7,977
  Interest--amortization of financing costs                               1,184               576
  Depreciation and amortization                                          13,346             8,252
                                                                      -----------    -------------
                                                                         58,154            34,807
                                                                      -----------    -------------
Income from operations                                                   16,952             8,118
Equity in net income of joint ventures and corporations                   1,582             1,065
                                                                      -----------    -------------
Income before minority interest and extraordinary items                  18,534             9,183
Minority interest in Operating Partnership                               (2,681)           (1,951)
                                                                      -----------    -------------
Income before extraordinary items                                        15,853             7,232
Extraordinary items, net of minority interest                            (3,309)               --
                                                                      -----------    -------------
Net Income                                                          $    12,544       $     7,232
                                                                      ===========    =============
Income per common share before extraordinary items                  $      0.64       $      0.51
Extraordinary items                                                       (0.13)               --
                                                                      -----------    -------------
Net income per common share                                         $      0.51       $      0.51
                                                                      ===========    =============
Weighted average common shares outstanding                           24,682,042        14,085,977
                                                                      ===========    =============

                 The accompanying notes are an integral part of these consolidated financial statements.

                         BEACON PROPERTIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                           -------------------------------
                                                                              1996              1995
                                                                          -------------    --------------
                                                                            (unaudited and in thousands)
Cash flows from operating activities:
Net income                                                                  $  12,544         $  7,232
                                                                            -----------     -------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Increase in accrued rent                                                     (2,581)          (1,609)
  Depreciation, amortization and amortization of financing costs               14,530            8,828
  Equity in net income of joint ventures and corporations                      (1,582)          (1,065)
  Minority interest in Operating Partnership                                    2,681            1,951
  Extraordinary item                                                            3,309               --
  Increase in accounts receivable                                              (2,151)            (456)
  Increase in prepaid expenses and other assets                                  (441)          (1,029)
  Increase (decrease) in accounts payable and accrued expenses                  9,087           (1,002)
                                                                            -----------     -------------
 Total adjustments                                                             22,852            5,618
                                                                            -----------     -------------
 Net cash provided by operating activities                                     35,396           12,850
                                                                            -----------     -------------
Cash flows from investing activities:
  Property additions                                                         (342,276)         (15,235)
  Payment of deferred leasing costs                                            (2,751)          (1,116)
  Decrease in prepaid expenses and other assets                                 3,000               --
  Purchase of mortgage notes receivable                                       (16,708)         (32,058)
  Capital distributions from joint ventures                                     2,840            1,471
  (Increase) decrease in restricted cash                                       (2,274)           1,944
                                                                            -----------     -------------
 Net cash used by investing activities                                       (358,169)         (44,994)
                                                                            -----------     -------------

Cash flows from financing activities:
  Proceeds from additional offerings, net of offering costs                   175,024           71,815
  Payment of deferred financing costs                                          (5,051)            (601)
  Borrowings on Credit Facility                                                75,000           26,000
  Payments on Credit Facility                                                (205,500)         (58,000)
  Borrowings on mortgage notes                                                593,000               --
  Payments on mortgage notes                                                 (260,318)          (1,295)
  Decrease in prepaid expenses and other assets                                 2,300               --
  Distributions paid to minority interest in Operating Partnership             (3,297)          (3,048)
  Dividends paid to stockholders                                              (19,946)         (11,064)
                                                                            -----------     -------------
Net cash provided by financing activities                                     351,212           23,807
                                                                            -----------     -------------
Net increase (decrease) in cash and cash equivalents                           28,439           (8,337)
Cash and cash equivalents, beginning of period                                  4,501           15,097
                                                                            -----------     -------------
Cash and cash equivalents, end of period                                    $  32,940         $  6,760
                                                                            ===========     =============
Supplemental disclosures:
  Cash paid during the period for interest                                  $  12,364         $  7,787
                                                                            ===========     =============
Non cash activities:
  Redemption of Operating Partnership units for common stock                $     486         $    174
                                                                            ===========     =============
  Increase in minority interest as a result of acquisition of
  properties                                                                $  13,758         $     --
                                                                            ===========     =============

                 The accompanying notes are an integral part of these consolidated financial statements.

                         BEACON PROPERTIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ____________

1. Organization and Basis of Presentation:

   Organization
    Beacon Properties Corporation (the "Company") was incorporated on March 4, 1994 as a Maryland Corporation, and commenced operations effective with the completion of its Initial Offering (the "IPO") on May 26, 1994. The Company qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company was formed to continue and expand the commercial real estate development, construction, acquisition, leasing, design and management businesses of The Beacon Group (the "Predecessor").

    In March 1996, the Company sold 7,036,000 shares of common stock, $.01 par value, to the public at $26.25 per share. The proceeds of the offering, net of offering costs, were approximately $173.8 million. The Company contributed the net proceeds of the additional offering to Beacon Properties, L.P. (the "Operating Partnership") in exchange for 7,036,000 units.

   Basis of Presentation
    The financial statements of the Company are consolidated and include all the accounts of the Company, its majority owned Operating Partnership and subsidiaries. All significant intercompany balances and transactions have been eliminated.

    The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the six months ended June 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1995. Certain reclassifications have been made to previously reported amounts to conform with current reporting.

2. Equity Investments in Real Estate:

   The Company reports its share of income and losses based on its ownership interest in the respective equity investments. Losses in excess of investments are not recorded where the Company has not guaranteed nor intends to provide any future financial support. The following summarized information has been presented for the property joint ventures and property corporations for which the Company has recorded its share of the earnings for the six months ended June 30, 1996.

                         BEACON PROPERTIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 ____________

                                                 One Post                 75-101
                                                  Office       Polk &     Federal
                                                  Square       Taylor     Street
                                                -----------    ------   ---------
                                                          (in thousands)
Balance sheets at June 30, 1996
  Real estate, net                               $ 41,041     $92,715    $157,039
  Cash                                              1,782         227      10,817
  Other assets                                     10,499       2,050       2,155
                                                  ---------      ----      -------
                                                 $ 53,322     $94,992    $170,011
                                                  =========      ====      =======
Mortgage notes payable                           $ 93,999     $    --    $ 90,000
Other liabilities                                   1,119         566       4,224
Equity (deficiency)                               (41,796)     94,426      75,787
                                                  ---------      ----      -------
                                                 $ 53,322     $94,992    $170,011
                                                  =========      ====      =======
Summary of operations for the six months
  ended June 30, 1996
  Revenues                                       $ 11,107     $10,691    $ 12,947
  Other income                                        211         429         728
                                                  ---------      ----      -------
  Total revenues                                   11,318      11,120      13,675
                                                  ---------      ----      -------
Operating expenses                                  4,574       3,365       5,289
Mortgage interest expense                           3,463        --         3,489
Depreciation and amortization                       1,834       1,727       2,254
                                                  ---------      ----      -------
  Total expenses                                    9,871       5,092      11,032
                                                  ---------      ----      -------
  Net income                                     $  1,447     $ 6,028    $  2,643
                                                  =========      ====      =======

Share of properties:
  Depreciation and amortization                  $    686     $   173    $  1,135
  Interest--amortization of financing costs           420          --          29

3. Mortgage Notes Payable:

    On January 9, 1996, the Company closed on a $55 million, 7.23% mortgage loan with a 7 year term, and used the net proceeds to pay down the Credit Facility. The collateral for the mortgage loan is the Wellesley Office Park, Buildings 1-8.

    On February 12, 1996, the Company closed on a $60 million, 7.23% mortgage loan with a 7 year term, and used the net proceeds to pay down the Credit Facility. The collateral for the mortgage loan is the Center Plaza property.

    On February 15, 1996, the Company financed the acquisition of Perimeter Center, in part, through a $260 million loan from PaineWebber Real Estate Securities Inc. (the "PaineWebber Acquisition Loan"). In March 1996, the Company repaid the PaineWebber Acquisition Loan using proceeds from the March 1996 offering and a $218 million loan provided by Metropolitan Life Insurance Company (the "MetLife Mortgage Loan"). The MetLife Mortgage Loan bears interest at 7.08% with a term of 10 years.

    An extraordinary item of $1.8 million, net of minority interest, was recorded in connection with the write-off of fees and costs to acquire the PaineWebber Acquisition Loan which was repaid in March 1996 approximately three years prior to its maturity.

                         BEACON PROPERTIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  ____________

4. Note Payable, Credit Facility:

    In June 1996, the Company substantially modified the terms of the Credit Facility. Additionally, in July 1996, the maximum loan amount available under the Credit Facility was increased to $300 million. The new Credit Facility matures in June 1999. Outstanding balances under the Credit Facility bear interest, at the Company's option, at either (i) the higher of (x) Bank of Boston's base interest rate and (y) one-half of one percent (1/2%) above the overnight federal funds effective rate or (ii) the Eurodollar rate plus 175 basis points. The Company has an interest rate protection agreement through May 1997 with Bank of Boston with respect to $135 million of the Credit Facility, which provides for offsetting payments to the Company in the event that 90-day LIBOR exceeds 9.47% per annum. Effective May 1997 through May 1999, the Company has an interest rate protection agreement with Bank of Boston with respect to $137.5 million of the Credit Facility, which provides for offsetting payments to the Company in the event that 90-day LIBOR exceeds 8.75% per annum.

    As a result of the substantial modification of the terms of the Credit Facility, the Company recorded an extraordinary item of $1.5 million, net of minority interest, in connection with write-off of fees and costs to acquire the old Credit Facility.

5. Commitments and Contingencies:

    In June 1996, the Company exercised an option to acquire a portfolio of three office buildings and a parcel of land located in Fairfax County, Virginia (the "Fairfax County Portfolio") for $77 million. The purchase of the portfolio is subject to due diligence and certain other conditions.

    In July 1996, the Company entered into a purchase and sale agreement to acquire the New York Life Portfolio located in suburban Chicago, Illinois for $150 million. The purchase of the portfolio is subject to due diligence and certain other conditions.

6. Pro Forma Results (unaudited):

    The following unaudited pro forma operating results for the Company have been prepared as if the 1995 and 1996 stock offerings and the 1995 and 1996 property acquisitions had occurred on January 1, 1995. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1995, nor does it purport to represent the results of operations for future periods.

    Six Months ended June 30, 1996 and 1995:                1996       1995
    --------------------------------------------------        --        ----
    Revenue                                              $82,649    $78,287
    Income before extraordinary items                     18,295     18,465
    Net income per share before extraordinary items      $   .67    $   .67

7. Subsequent Events:

    The Company declared a dividend of $.4625 per common share payable on August 23, 1996 to stockholders of record on August 14, 1996.

    On July 23, 1996, the Company filed a prospectus supplement to its Form S-3 Registration Statement (No. 333-02544) with the Securities and Exchange Commission pursuant to which it proposes to offer 5,000,000 shares of common stock (excluding the underwriters' over-allotment option).

                         BEACON PROPERTIES CORPORATION

                                 PART I--ITEM 2
                                     ______

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: Real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values, the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowing, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

Results of Operations

Comparison of Three and Six Months Ended June 30, 1996 and June 30, 1995

    Net income for the three and six months ended June 30, 1996 was $7.6 and $12.5 million, respectively, compared with net income of $4.2 and $7.2 million for the corresponding periods in 1995. The increase in net income was primarily the result of the operating results contributed by the properties and interests in properties acquired throughout 1995 and 1996 partially offset by extraordinary items recorded in 1996.

    The Company's proportionate share of weighted average square feet of office properties increased by 85% from 4.0 million square feet for the six months ended June 30, 1995 compared to 7.4 million square feet for the corresponding period in 1996. The Company recorded extraordinary items totaling $3.3 million, net of minority interest, in 1996. An extraordinary item of $1.8 million, net of minority interest, was recorded in connection with the write-off of fees and costs to acquire the PaineWebber Acquisition Loan which was repaid in March 1996 approximately three years prior to its maturity. An extraordinary item of $1.5 million, net of minority interest, was recorded in connection with write-off of fees and costs to acquire the old Credit Facility which was substantially modified in June 1996.

    Rental income for the three and six months ended June 30, 1996 was $33.1 and $60.1 million, respectively, compared to $17.4 and $34.1 million for the corresponding periods in 1995. The properties acquired in 1995 100 William Street, Westlakes Two, 2 Oliver -147 Milk Street and Ten Canal Park (the "1995 Acquisitions") and Perimeter Center, acquired in February 1996, contributed $15.4 and $24.4 million of this increase for the three and six month periods, respectively. The remaining balance was attributable to an increase in occupancy and rental rates as well as the re-leasing of the Crosby Corporate Center as part of the redevelopment of the property.

    The impact of the straight-line adjustment increased consolidated rental income for the Company $2.6 million and $1.6 million and increased its share of equity in net income of property joint ventures and corporations by $0.1 million and $0.1 million for the six months ended June 30, 1996 and 1995, respectively.

    Management fees for the three and six months ended June 30, 1996 were $0.8 and $1.5 million, respectively, compared to $0.5 and $0.9 million for the corresponding periods in 1995. The increase in both periods was primarily the result of the management contract for 75-101 Federal Street, a property in which the Company purchased an approximate 52% interest in September 1995.

    Recoveries from tenants for the three and six months ended June 30, 1996 were $3.5 and $6.8 million, respectively, compared to $2.2 and $4.8 million for the corresponding periods in 1995. The 1995 Acquisitions and Perimeter Center contributed $0.8 and $1.4 million of this increase for the three and six month periods, respectively. The remaining balance of the increase for both periods was primarily due to an increase in reimbursable operating expenses.

                         BEACON PROPERTIES CORPORATION

                                 PART I--ITEM 2
                                     ______


    Mortgage interest income for the three and six months ended June 30, 1996 was $1.2 and $2.2 million, respectively, compared to $0.6 million for both corresponding periods in 1995. The increase is the result of the acquisition of the remaining portions of the Rowes Wharf debt from July 1995 through June 1996.

    Other income for the three and six months ended June 30, 1996 was $2.8 and $4.6 million, respectively, compared to $1.4 and $2.5 million for the corresponding periods in 1995. The 1995 Acquisitions and Perimeter Center accounted for $1.0 and $1.5 million of the increase for the three and six months periods, respectively. The remaining balance of the increase for both periods was primarily due to an increase in interest income earned on the excess proceeds from the March 1996 offering.

    Property expenses for the three and six months ended June 30, 1996 was $7.9 and $14.8 million, respectively, compared to $4.3 and $8.5 million for the corresponding periods in 1995. The 1995 Acquisitions and Perimeter Center accounted for $3.5 million and $5.5 million of the increase for the three and six month periods, respectively. The remaining balance of the increase is primarily due to an increase in seasonal costs associated with the winter of 1996 as well as an increase in building operating costs as a result of increased occupancy at the properties.

    Real estate taxes for the three and six months ended June 30, 1996 was $4.3 and $7.8 million, respectively, compared to $2.5 and $4.9 million for the corresponding periods in 1995. The 1995 Acquisitions and Perimeter Center accounted for $1.7 million and $2.8 million of the increase for the three and six month periods, respectively.

    General and administrative expenses, which includes costs incurred at the properties, for the three and six months ended June 30, 1996 were $3.8 and $7.4 million, respectively, compared to $2.3 and $4.6 million for the corresponding periods in 1995. General and administrative expenses as a percentage of total revenue decreased from 10.7% to 9.9% from 1995 to 1996. The 1995 Acquisitions and Perimeter Center accounted for $1.1 million and $1.7 million of the increase for the three and six month periods, respectively. The remaining balance of the increase was primarily due to an increase in management and administration costs associated with the growth in the Company's portfolio of properties.

    Mortgage interest expense for the three and six months ended June 30, 1996 was $7.3 and $13.7 million, respectively, compared to $3.6 and $8.0 million for the corresponding periods in 1995. The increase in both periods was primarily the result of debt incurred in connection with the acquisition of Perimeter Center.

    Interest--amortization of financing costs for the three and six months ended June 30, 1996 was $0.6 and $1.2 million, respectively, compared to $0.3 and $0.6 million for the corresponding periods in 1995. The increase in both periods was primarily the result of the amortization of financing costs associated with the Credit Facility, the mortgage debt on Wellesley Buildings 1-8, Center Plaza and Perimeter Center.

    Depreciation and amortization for the three and six months ended June 30, 1996 was $7.5 and $13.3 million, respectively, compared to $4.5 and $8.3 million for the corresponding periods in 1995. The 1995 Acquisitions and Perimeter Center accounted for $3.0 million and $4.8 million of the increase for the three and six month periods, respectively.

    Equity in net income of joint ventures and corporations for the three and six months ended June 30, 1996 was $0.6 and $1.6 million, respectively, compared to $0.5 and $1.1 million for the corresponding periods in 1995. The increase in both periods was primarily the result of the acquisition of the equity investment in 75-101 Federal Street in September 1995 offset by equity in net loss from Beacon Construction Company, Inc..

    The minority interest in the Operating Partnership represents the portion of the Operating Partnership which is not owned by the Company.

                         BEACON PROPERTIES CORPORATION

                                 PART I--ITEM 2
                                     ______

    As of June 30, 1996, the Company owned or had an interest in 58 income producing commercial properties. The percent leased calculation includes all signed leases executed as of June 30, 1996.


                                                     Rentable       Percent
                                                   Square Feet      Leased
                                                    ------------   ---------
Consolidated Properties:
Center Plaza                                          649,359          93
150 Federal Street                                    530,279         100
Russia Wharf                                          314,596         100
2 Oliver-147 Milk Street                              271,000          95
175 Federal Street                                    203,349          89
South Station                                         148,591         100
Wellesley Office Park Buildings 1-8                   599,334          90
Crosby Corporate Center                               336,000          88
Westwood Business Centre                              160,400          99
One Canal Park                                        100,300          94
Westlakes Office Park Buildings 1, 2, 3 and 5         443,592          94
Ten Canal Park                                        110,000          88
Perimeter Center                                    3,302,136          97
                                                     ----------      -------
Total Consolidated Properties                       7,168,936          95
                                                     ----------      -------

Joint Venture Properties:
One Post Office Square                                764,129          99
Rowes Wharf                                           344,326          99
Polk and Taylor Buildings                             890,000         100
75-101 Federal Street                                 812,000          94
                                                     ----------      -------
Total Joint Venture Properties                      2,810,455          98
                                                     ----------      -------
Total Consolidated and Joint Venture Properties     9,979,391          96
                                                     ----------      -------

Liquidity and Capital Resources

    Cash and cash equivalents were $32.9 million at June 30, 1996 compared to $4.5 million at December 31, 1995. The increase was primarily the result of proceeds from the March 1996 offering in excess of the equity requirements for Perimeter Center offset by the acquisition of the Rowes Wharf debt and the redevelopment of the Crosby Corporate Center.

Investing Activities

    On February 15, 1996, the Company acquired a 3.3 million square foot, 32 building portfolio in suburban Atlanta, Georgia for approximately $336 million.

    During the second quarter of 1996, the Company and Prime Property Fund, the Company's partner in Rowes Wharf, acquired the remaining portion of the property's mortgage debt that had been held by a bank lending group.

Financing Activities

    On January 9, 1996, the Company closed on a $55 million mortgage loan, and used the net proceeds to pay down the Credit Facility. The collateral for the mortgage loan is the Wellesley Office Park, Buildings 1-8.

    On February 9, 1996, the Company closed on a $60 million mortgage loan, and used the net proceeds to pay down the Credit Facility. The collateral for the mortgage loan is the Center Plaza property.

    On February 15, 1996, the Company acquired Perimeter Center using the $260 million PaineWebber Acquisition Loan, the issuance of approximately $13.8 million of Units in the Operating Partnership with the balance funded from the Credit Facility.

                         BEACON PROPERTIES CORPORATION

                                 PART I--ITEM 2
                                     ______

    In March 1996, the Company sold 7,036,000 shares of common stock, $.01 par value, to the public at $26.25 per share. The proceeds of the offering, net of offering costs, were approximately $173.8 million. The net proceeds of the offering were used to repay a portion of the PaineWebber Acquisition Loan.

    On March 15, 1996, the Company closed on the $218 million MetLife Mortgage Loan. The proceeds of the MetLife Mortgage Loan were used to repay the remaining portion of the PaineWebber Acquisition Loan and the outstanding balance of the Credit Facility.

   The Company declared a dividend of $.4625 per common share payable on August 23, 1996 to stockholders of record on August 14, 1996.

Capitalization

    At June 30, 1996, the Company's total consolidated debt was approximately $403.2 million, and its total consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) was approximately $496.6 million. The Company's current outstanding consolidated debt consists of approximately $403.2 million of fixed rate mortgage indebtedness with an weighted average rate of 7.09%, collateralized by properties owned 100% by the Company. The Company's proportionate share of its current total unconsolidated debt (excluding the Rowes Wharf property debt) consists of approximately $47.0 million on the One Post Office Square Property (in which the Company has a 50% general partner interest) and approximately $46.4 million on the 75-101 Federal Street property (in which the Company owns approximately 52% of the common stock of a private REIT that owns the property).The weighted average rate of the Company's unconsolidated debt is 7.47%. The weighted average rate of the Company's consolidated and unconsolidated debt is 7.17%.

    Based on the Company's total market capitalization of $1,307.4 million at June 30, 1996 (at the June 30, 1996 closing stock price of $25.625 and including the 4,268,608 Units of minority interest in the Operating Partnership), the Company's consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) represented approximately 38% of its total market capitalization.

Short and Long Term Liquidity

    The Company has considered its short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualifications under the Internal Revenue Code. The Company believes that these needs will be fully funded from cash flows provided by operating activities.

    The Company expects to meet long-term liquidity requirements for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Operating Partnership units and equity securities. The Company may finance the redevelopment or acquisition of additional properties by using its Credit Facility.

                         BEACON PROPERTIES CORPORATION

                                     PART II
                                   ____________

OTHER INFORMATION

Item 1. Legal Proceedings
    None

Item 2. Changes in Securities
    None

Item 3. Defaults Upon Senior Securities
    None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of stockholders on May 22, 1996. The stockholders voted to elect Graham O. Harrison and Edwin N. Sidman to serve as Class II Directors of the Company until 1999. 24,608,336 votes were cast for, and 145,601 votes were withheld from the election of Graham
   O. Harrison. 24,582,333 votes were cast for, and 171,604 votes were withheld from the election of Edwin N. Sidman. Norman B. Leventhal and Scott M. Sperling will continue to serve as Class III Directors until their present terms expire in 1997 and their successors are duly elected, and Alan M. Leventhal, William F. McCall, Jr. and Steven Shulman will continue to serve as Class II Directors until their present terms expire in 1998 and their successors are duly elected.

    The stockholders also voted to approve the amendment to the Company's 1994 Stock Option and Incentive Plan to, among other things, increase the number of shares of the Company's common stock, $.01 par value per share, subject to issuance under the Plan by 1,621,485 shares, such that the total number of shares of common stock subject to the Plan equals 10% of the number of currently outstanding shares of common stock. 16,209,278 votes were cast in favor of this proposal, 3,988,823 were cast against it, 154,605 abstained, and 4,401,231 no votes.

    The stockholders also voted to ratify the Board of Directors' selection of Coopers & Lybrand, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1996. 24,699,770 votes were cast in favor of this proposal, 22,034 were cast against it, and 32,131 abstained.

Item 5. Other Information
    None

Item 6. Exhibits and Reports on Form 8-K
    (a) Exhibits:

        10.1 Restated Revolving Credit Agreement among Beacon Properties, L.P., Beacon Properties Corporation and The First National Bank of Boston, dated June 27, 1996.

        10.2 Amendment No. 1 To the Restated Revolving Credit Agreement among Beacon Properties, L.P., Beacon Properties Corporation and The First National Bank of Boston, dated July 18, 1996.

        27.1 Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered by this report.

                         BEACON PROPERTIES CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BEACON PROPERTIES CORPORATION

                                            /s/ Robert J. Perriello
                                            ------------------------------------
                                            Robert J. Perriello,
                                            Senior Vice President,
                                            and Chief Financial Officer

Date: July 23, 1996