Form 10-Q
period 1996-09-30
BEACON PROPERTIES CORP
filed 1996-11-01
CIK 920114

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]
                               QUARTERLY REPORT
                                 ------------
                    Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1996
                                      OR
[ ]
                              TRANSITION REPORT
                                 ------------
                    Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________
Commission file number  ______________________ 1-12926  ______________________

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

 _____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]       NO [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS;

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   33,233,755 Shares of common stock, $.01 par value as of October 31, 1996

                        BEACON PROPERTIES CORPORATION
                                  FORM 10-Q

                                    INDEX

                                                                     Page

                                                                    --------
Part I--Financial Information
  Item 1. Financial Statements
    Consolidated Balance Sheets at September 30, 1996 and Decem-
      ber 31, 1995  ...............................................     3
    Consolidated Statements of Operations for the three and nine
      months ended September 30, 1996 and 1995  ...................     4
    Consolidated Statements of Cash Flows for the nine months
      ended September 30, 1996 and 1995  ..........................     5
    Notes to Consolidated Financial Statements  ...................   6-9
  Item 2. Management's Discussion and Analysis of Financial Condi-
          tion and Results of Operations  ......................... 10-14
Part II--Other Information
  Item 1. Legal Proceedings  ......................................    15
  Item 2. Changes in Securities  ..................................    15
  Item 3. Defaults Upon Senior Securities  ........................    15
  Item 4. Submission of Matters to a Vote of Security Holders  ....    15
  Item 5. Other Information  ......................................    15
  Item 6. Exhibits and Reports on Form 8-K  .......................    15
  Signature  ......................................................    16

                        BEACON PROPERTIES CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                            September 30,   December 31,
                                                 1996           1995
                                           ---------------  --------------
                                             (Unaudited)
                                                   (In thousands)
                  Assets
Real estate:
  Land                                        $  115,710      $ 43,077
  Buildings, improvements and equipment          945,703       428,065
                                           ---------------  --------------
                                               1,061,413       471,142
    Less accumulated depreciation                 86,737        66,571
                                           ---------------  --------------
                                                 974,676       404,571
Deferred financing and leasing costs, net
  of accumulated amortization of $15,266
  and $14,509                                     15,908         9,486
Cash and cash equivalents                         14,347         4,501
Restricted cash                                    2,404         2,764
Accounts receivable                                7,908         6,128
Accrued rent                                      10,637         6,493
Prepaid expenses and other assets                 10,747         8,060
Mortgage notes receivable                         51,490        34,778
Investments in and note receivable from
  joint ventures and corporations                 55,890        58,016
                                           ---------------  --------------
    Total assets                              $1,144,007      $534,797
                                           ===============  ==============

   Liabilities and Stockholders' Equity
Liabilities:
  Mortgage notes payable                      $  440,526      $ 70,536
  Note payable, Credit Facility                   18,000       130,500
  Accounts payable, accrued expenses and
    other liabilities                             27,293        14,022
  Investment in joint venture                     24,467        23,955
                                           ---------------  --------------
    Total liabilities                            510,286       239,013
                                           ---------------  --------------
Commitments and contingencies                         --            --
Minority interest in Operating Partnership        70,098        36,962
                                           ---------------  --------------
Stockholders' equity:
  Common stock, $.01 par value, authorized
    100,000,000 shares, issued and
    outstanding 33,233,255 and 20,215,822
    shares                                           332           202
  Additional paid-in capital                     584,626       267,727
  Cumulative net income                           46,782        23,715
  Cumulative dividends                           (68,117)      (32,822)
                                           ---------------  --------------
    Total stockholders' equity                   563,623       258,822
                                           ---------------  --------------
    Total liabilities and stockholders'
      equity                                  $1,144,007      $534,797
                                           ===============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                        BEACON PROPERTIES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months           Nine Months
                             Ended September 30,    Ended September 30,
                            --------------------- ---------------------
                               1996       1995        1996       1995
                            ---------- ---------- ----------  ----------
                                    (Unaudited and in thousands,
                                      except per share amounts
                                       and shares outstanding)
Revenues:
  Rental income             $    37,257 $    18,188 $    97,308 $    52,281
  Management fees                   731         477       2,248       1,413
  Recoveries from tenants         4,219       2,484      11,001       7,297
  Mortgage interest income        1,402         953       3,567       1,564
  Other income                    2,993       1,493       7,585       3,965
                             ----------  ----------  ----------  ----------
                                 46,602      23,595     121,709      66,520
                             ----------  ----------  ----------  ----------
Expenses:
  Property expenses               9,837       4,938      24,607      13,469
  Real estate taxes               4,660       2,513      12,491       7,414
  General and
    administrative                4,600       2,316      11,963       6,886
  Mortgage interest expense       7,077       3,592      20,739      11,569
  Interest--amortization of
    financing costs                 434         371       1,618         947
  Depreciation and
    amortization                  8,391       4,355      21,737      12,607
                             ----------  ----------  ----------  ----------
                                 34,999      18,085      93,155      52,892
                             ----------  ----------  ----------  ----------
Income from operations           11,603       5,510      28,554      13,628
Equity in net income of
  joint ventures and
  corporations                      471         670       2,053       1,735
                             ----------  ----------  ----------  ----------
Income before minority
  interest and
  extraordinary items            12,074       6,180      30,607      15,363
Minority interest in
  Operating Partnership          (1,550)     (1,092)     (4,231)     (3,043)
                             ----------  ----------  ----------  ----------
Income before extraordinary
  items                          10,524       5,088      26,376      12,320
Extraordinary items, net of
  minority interest                  --          --      (3,309)         --
                             ----------  ----------  ----------  ----------
Net Income                  $    10,524 $     5,088 $    23,067 $    12,320
                             ==========  ==========  ==========  ==========
Income per common share
  before extraordinary
  items                     $      0.34 $      0.29 $      0.99 $      0.81
Extraordinary items                  --          --       (0.13)         --
                             ----------  ----------  ----------  ----------
Net income per common share $      0.34 $      0.29 $      0.86 $      0.81
                             ==========  ==========  ==========  ==========
Weighted average common
  shares outstanding         30,571,657  17,655,631  26,659,577  15,288,937
                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        BEACON PROPERTIES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months
                                                       Ended September 30,
                                                    -------------------------
                                                        1996         1995
                                                    ------------  ------------
                                                        (Unaudited and in
                                                            thousands)
Cash flows from operating activities:
Net income                                            $  23,067    $  12,320
                                                    ------------  ------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Increase in accrued rent                               (4,144)      (2,544)
  Depreciation, amortization and amortization of
    financing costs                                      23,355       13,554
  Equity in net income of joint ventures and
    corporations                                         (2,053)      (1,735)
  Minority interest in Operating Partnership              4,231        3,043
  Extraordinary items                                     3,309           --
  Increase in accounts receivable                        (1,780)      (1,868)
  Increase in prepaid expenses and other assets            (415)        (480)
  Increase (decrease) in accounts payable and
    accrued expenses                                     15,484       (2,880)
                                                    ------------  ------------
 Total adjustments                                       37,987        7,090
                                                    ------------  ------------
 Net cash provided by operating activities               61,054       19,410
                                                    ------------  ------------
Cash flows from investing activities:
  Property additions                                   (501,765)     (30,537)
  Payment of deferred leasing costs                      (4,184)      (2,119)
  Investments in corporations                                --      (40,058)
  Increase in prepaid expenses and other assets          (4,000)          --
  Purchase of mortgage notes receivable                 (16,712)     (34,678)
  Capital distributions from joint ventures               4,655        2,805
  Decrease in restricted cash                               360        2,224
                                                    ------------  ------------
 Net cash used by investing activities                 (521,646)    (102,363)
                                                    ------------  ------------
Cash flows from financing activities:
  Proceeds from additional offerings, net of
    offering costs                                      316,543      159,740
  Payment of deferred financing costs                    (9,267)        (946)
  Borrowings on Credit Facility                         140,000       81,200
  Payments on Credit Facility                          (252,500)    (124,500)
  Borrowings on mortgage notes                          593,000           --
  Payments on mortgage notes                           (278,500)      (1,447)
  Decrease in prepaid expenses and other assets           1,728           --
  Distributions paid to minority interest in
    Operating Partnership                                (5,271)      (4,639)
  Dividends paid to stockholders                        (35,295)     (17,725)
                                                    ------------  ------------
Net cash provided by financing activities               470,438       91,683
                                                    ------------  ------------
Net increase in cash and cash equivalents                 9,846        8,730
Cash and cash equivalents, beginning of period            4,501       15,097
                                                    ------------  ------------
Cash and cash equivalents, end of period              $  14,347    $  23,827
                                                    ============  ============
Supplemental disclosures:
  Cash paid during the period for interest            $  18,998    $  11,283
                                                    ============  ============
Non cash activities:
  Redemption of Operating Partnership units for
  common stock                                        $     486    $     174
                                                    ============  ============
  Liabilities assumed in connection with the
    acquistion of properties                          $  55,529    $    --
                                                    ============  ============
  Increase in minority interest as a result of
    acquisition of properties                         $  35,229    $    --
                                                    ============  ============
  Net liabilities assumed in connection with the
    Russia Wharf settlement agreement                 $    --      $     861
                                                    ============  ============

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

   In March 1996, the Company sold 7,036,000 shares of common stock, $.01 par value, to the public at $26.25 per share (the "March 1996 Offering"). The proceeds of the offering, net of offering costs, were approximately $173.8 million. The Company contributed the net proceeds of the additional offering to Beacon Properties, L.P. (the "Operating Partnership") in exchange for 7,036,000 units of limited partnership interest ("Units").

   In August 1996, the Company sold 5,750,000 shares of common stock, $.01 par value, to the public at $25.75 per share (the "August 1996 Offering"). The proceeds of the offering, net of offering costs, were approximately $139.2 million. The Company contributed the net proceeds of the additional offering to the Operating Partnership in exchange for 5,750,000 Units.

  Basis of Presentation
   The financial statements of the Company are consolidated and include all the accounts of the Company, its majority owned Operating Partnership and subsidiaries. All significant intercompany balances and transactions have been eliminated.

   The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1995. Certain reclassifications have been made to previously reported amounts to conform with current reporting.

2. Equity Investments in Real Estate:

   The Company reports its share of income and losses based on its ownership interest in the respective equity investments. Losses in excess of investments are not recorded where the Company has not guaranteed nor intends to provide any future financial support. The following summarized information has been presented for the property joint ventures and property corporations for which the Company has recorded its share of the earnings for the nine months ended September 30, 1996.

                        BEACON PROPERTIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ____________

2. EQUITY INVESTMENTS IN REAL ESTATE:

                                           One Post               75-101
                                            Office     Polk &     Federal
                                            Square     Taylor     Street
                                         -----------  --------- -----------
                                                   (in thousands)
Balance sheets at September 30, 1996
  Real estate, net                         $ 39,746   $91,819    $156,369
  Cash                                        1,532       252       8,981
  Other assets                               11,576     2,636       2,303
                                         -----------  --------- -----------
                                           $ 52,854   $94,707    $167,653
                                         ===========  ========= ===========
Mortgage notes payable                     $ 93,579   $    --    $ 90,000
Other liabilities                             1,211       518       2,479
Equity (deficiency)                         (41,936)   94,189      75,174
                                         -----------  --------- -----------
                                           $ 52,854   $94,707    $167,653
                                         ===========  ========= ===========
Summary of operations for the nine
  months ended September 30, 1996
  Revenues                                 $ 16,788   $16,159    $ 19,432
  Other income                                  316       664       1,268
                                         -----------  --------- -----------
  Total revenues                             17,104    16,823      20,700
                                         -----------  --------- -----------
Operating expenses                            6,953     5,042       8,281
Mortgage interest expense                     5,183        --       5,225
Depreciation and amortization                 2,743     2,590       3,406
                                         -----------  --------- -----------
  Total expenses                             14,879     7,632      16,912
                                         -----------  --------- -----------
  Net income                               $  2,225   $ 9,191    $  3,788
                                         ===========  ========= ===========
Share of properties:
  Depreciation and amortization            $  1,025   $   259    $  1,714
  Interest--amortization of financing
  costs                                         629        --          44

3. Mortgage Notes Payable:

   On January 9, 1996, the Company closed on a $55 million, 7.23% mortgage loan with a 7 year term, and used the net proceeds to pay down the floating rate credit facility (the "Credit Facility"). The collateral for the mortgage loan is the Wellesley Office Park, Buildings 1-8.

   On February 12, 1996, the Company closed on a $60 million, 7.23% mortgage loan with a 7 year term, and used the net proceeds to pay down the Credit Facility. The collateral for the mortgage loan is the Center Plaza property.

   On February 15, 1996, the Company financed the acquisition of a 3.3 million square foot, 32 building portfolio in suburban Atlanta, Georgia (the "Perimeter Center"), in part, through a $260 million loan from PaineWebber Real Estate Securities Inc. (the "PaineWebber Acquisition Loan"). In March 1996, the Company repaid the PaineWebber Acquisition Loan using proceeds from the March 1996 Offering and a $218 million loan provided by Metropolitan Life Insurance Company (the "MetLife Mortgage Loan"). The MetLife Mortgage Loan bears interest at 7.08% with a term of 10 years.

   An extraordinary item of $1.8 million, net of minority interest, was recorded in connection with the write-off of fees and costs to acquire the PaineWebber Acquisition Loan which was repaid in March 1996 approximately three years prior to its maturity.

                        BEACON PROPERTIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ____________

3. MORTGAGE NOTES PAYABLE:

   On September 5, 1996, in connection with the acquisition of three office buildings and a parcel of developeable land located in Fairfax County, Virginia (the "Fairfax County Portfolio"), the Company assumed approximately $55.5 million of mortgage debt secured by the properties ($18 million of which was repaid at the closing of the acquisition with a draw on the Credit Facility). The remaining mortgages consist of a $16.5 million, 7.28% mortgage loan which matures in December 1996 and a $21.0 million, 8.38% mortgage which matures December 2008.

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

5. Commitments and Contingencies:

   In October 1996, the Company entered into a contract to acquire a portfolio of office properties, located in Burlington, Massachusetts (the "New England Executive Park Portfolio"). The purchase price of the New England Executive Park Portfolio is payable in two installments, approximately $75 million will be paid at the closing of the acquisition with an additional $17 million payable on November 30, 1998, contingent upon meeting conditions regarding occupancy or rental income levels at the property in 1998. The purchase of the portfolio is subject to due diligence and certain other conditions.

   In October 1996, the Company entered into a contract to acquire 10960 Wilshire Boulevard located in Westwood, California for aggregate consideration of $133 million. The purchase of the property is subject to due diligence and certain other conditions.

   In October 1996, the Company entered into a contract to acquire 245 First Street located in Cambridge, Massachusetts for aggregate consideration of $45 million. The purchase of the property is subject to due diligence and certain other conditions.

6. Environmental Issue:

   Fairfax County Portfolio. Chlorinated solvents, primarily trichloroethane ("TCE"), have been detected in groundwater samples collected from monitoring wells located at the John Marshall III developable land (the "JM III Parcel"). Subsequent investigations of the JM III Parcel by an environmental consultant retained by the sellers of the Fairfax County Portfolio (the "Consultant") confirmed the presence of chlorinated solvents in groundwater at the JM III Parcel and on property adjacent to the JM III Parcel where an autobody repair shop is located.

   The sellers of the Fairfax County Portfolio have reported the findings of chlorinated solvent contamination on the JM III Parcel to the Virginia Department of Environmental Quality. The Consultant has concluded that the autobody repair shop is the probable source for the chlorinated solvent contamination, has collected additional soil and groundwater samples and is preparing a remediation plan for the site. Units valued at approximately $1.0 million

                        BEACON PROPERTIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ____________

6. ENVIRONMENTAL ISSUE:

were escrowed from the purchase price to be paid for the Fairfax County Portfolio upon the closing of the acquisition. Under the terms of the escrow, these Units will be released to the seller of the JM III Parcel periodically upon performance of remediation pursuant to a remediation plan approved by the Company. The escrow further provides that the Company may receive some or all of the remaining escrowed Units upon certain conditions, including (i) if remediation is required by law, in the event of an emergency threatened by the contamination, (ii) if the seller defaults under the remediation agreement or fails to obtain access to the likely source site or governmental approvals, (iii) if the Company enters into a lease for space in a building to be constructed on the JM III Parcel or (iv) if the seller fails to obtain a closure certification from the Virginia Department of Environmental Quality upon completion of remediation.

7. Pro Forma Results (unaudited):

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

    Nine Months ended September 30, 1996 and 1995:     1996        1995
--------------------------------------------------- ----------- -----------
    (In thousands except per share amounts)
Revenue                                              $152,983    $145,962
Income before extraordinary items                      36,591      37,753
Net income per share before extraordinary items      $   1.10    $   1.14

8. Subsequent Events:

   In October 1996, the Company acquired a portfolio of two office buildings located in Rosslyn, Virginia (the "Rosslyn, Virginia Portfolio") for aggregate consideration of approximately $99 million. The Company used proceeds from a draw on the Credit Facility to purchase the portfolio.

   On October 31, 1996, the Company declared a dividend of $.4625 per common share payable on November 22, 1996 to stockholders of record on November 8, 1996.

   On November 1, 1996, the Company filed a prospectus supplement to its Form S-3 Registration Statement (No. 333-02544) with the Securities and Exchange Commission pursuant to which it proposes to offer 6,000,000 shares of common stock (excluding the underwriters' over-allotment option).

                        BEACON PROPERTIES CORPORATION
                                PART I--ITEM 2
                                _____________

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 1996 and September 30, 1995

   Net income for the three and nine months ended September 30, 1996 was $10.5 and $23.1 million, respectively, compared with net income of $5.1 and $12.3 million for the corresponding periods in 1995. The increase in net income was primarily the result of the operating results contributed by the properties and interests in properties acquired throughout 1995 and 1996 partially offset by extraordinary items recorded in 1996.

   The Company's proportionate share of weighted average square feet of office properties increased by 98% from 4.0 million square feet for the nine months ended September 30, 1995 compared to 7.9 million square feet for the corresponding period in 1996. The Company recorded extraordinary items totaling $3.3 million, net of minority interest, in 1996. An extraordinary item of $1.8 million, net of minority interest, was recorded in connection with the write-off of fees and costs to acquire the PaineWebber Acquisition Loan which was repaid in March 1996 approximately three years prior to its maturity. An extraordinary item of $1.5 million, net of minority interest, was recorded in connection with write-off of fees and costs to acquire the old Credit Facility which was substantially modified in June 1996.

   Rental income for the three and nine months ended September 30, 1996 was $37.3 and $97.3 million, respectively, compared to $18.2 and $52.3 million for the corresponding periods in 1995. The properties acquired in 1995 (100 William Street, Westlakes Two, 2 Oliver-147 Milk Street and Ten Canal Park) (the "1995 Acquisitions") and properties acquired in 1996 (Perimeter Center, AT&T Plaza, Tri-State International, 1333 H Street, E.J. Randolph, John Marshall I and Northridge I) (the "1996 Acquisitions"), contributed $18.3 and $42.4 million of this increase for the three and nine month periods, respectively. The remaining balance was attributable to an increase in occupancy and rental rates as well as the re-leasing of the Crosby Corporate Center as part of the redevelopment of the property.

   The impact of the straight-line adjustment increased consolidated rental income for the Company $4.1 million and $2.5 million and increased its share of equity in net income of property joint ventures and corporations by $0.1 million and $0.1 million for the nine months ended September 30, 1996 and 1995, respectively.

   Management fees from joint venture properties for the three and nine months ended September 30, 1996 were $0.7 and $2.2 million, respectively, compared to $0.5 and $1.4 million for the corresponding periods in 1995. The increase in both periods was primarily the result of the management contract for 75-101 Federal Street, a property in which the Company purchased an approximate 52% interest in September 1995.

   Recoveries from tenants for the three and nine months ended September 30, 1996 were $4.2 and $11.0 million, respectively, compared to $2.5 and $7.3 million for the corresponding periods in 1995. The 1995 Acquisitions and

                        BEACON PROPERTIES CORPORATION
                                PART I--ITEM 2
                                _____________

1996 Acquisitions contributed $1.5 and $2.9 million of this increase for the three and nine month periods, respectively. The remaining balance of the increase for both periods was primarily due to an increase in reimbursable operating expenses.

   Mortgage interest income for the three and nine months ended September 30, 1996 was $1.4 and $3.6 million, respectively, compared to $1.0 and $1.6 million for the corresponding periods in 1995. The increase is the result of the acquisition of the remaining portions of the Rowes Wharf debt in 1996.

   Other income for the three and nine months ended September 30, 1996 was $3.0 and $7.6 million, respectively, compared to $1.5 and $4.0 million for the corresponding periods in 1995. The 1995 Acquisitions and 1996 Acquisitions accounted for $0.9 and $2.4 million of the increase for the three and nine months periods, respectively. The remaining balance of the increase for both periods was primarily due to an increase in interest income earned on the excess proceeds from the March 1996 Offering.

   Property expenses for the three and nine months ended September 30, 1996 was $9.8 and $24.6 million, respectively, compared to $4.9 and $13.5 million for the corresponding periods in 1995. The 1995 Acquisitions and 1996 Acquisitions accounted for $4.1 million and $9.6 million of the increase for the three and nine month periods, respectively. The remaining balance of the increase is primarily due to an increase in seasonal costs associated with the winter of 1996 as well as an increase in building operating costs as a result of increased occupancy at the properties.

   Real estate taxes for the three and nine months ended September 30, 1996 was $4.7 and $12.5 million, respectively, compared to $2.5 and $7.4 million for the corresponding periods in 1995. The 1995 Acquisitions and 1996 Acquisitions accounted for $2.0 million and $4.8 million of the increase for the three and nine month periods, respectively.

   General and administrative expenses, which include costs incurred at the properties, for the three and nine months ended September 30, 1996 were $4.6 and $12.0 million, respectively, compared to $2.3 and $6.9 million for the corresponding periods in 1995. General and administrative expenses as a percentage of total revenue decreased from 10.4% to 9.8% from 1995 to 1996. The 1995 Acquisitions and 1996 Acquisitions accounted for $1.4 million and $3.1 million of the increase for the three and nine month periods, respectively. The remaining balance of the increase was primarily due to an increase in management and administration costs associated with the growth in the Company's portfolio of properties.

   Mortgage interest expense for the three and nine months ended September 30, 1996 was $7.1 and $20.7 million, respectively, compared to $3.6 and $11.6 million for the corresponding periods in 1995. The increase in both periods was primarily the result of debt incurred in connection with the acquisition of Perimeter Center.

   Interest--amortization of financing costs for the three and nine months ended September 30, 1996 was $0.4 and $1.6 million, respectively, compared to $0.4 and $0.9 million for the corresponding periods in 1995. The increase in the nine month period is primarily the result of the amortization of financing costs associated with the Credit Facility, the mortgage debt on Wellesley Buildings 1-8, Center Plaza and Perimeter Center.

   Depreciation and amortization for the three and nine months ended September 30, 1996 was $8.4 and $21.7 million, respectively, compared to $4.4 and $12.6 million for the corresponding periods in 1995. The 1995
Acquisitions and 1996 Acquisitions accounted for $3.8 million and $8.3 million of the increase for the three and nine month periods, respectively.

   Equity in net income of joint ventures and corporations for the three and nine months ended September 30, 1996 was $0.5 and $2.1 million, respectively, compared to $0.7 and $1.7 million for the corresponding periods in 1995. The decrease in three month period was primarily the result of the equity in net loss from Beacon Construction Company, Inc. offset partially by the acquisition of the equity investment in 75-101 Federal Street in September 1995. The increase in the nine month period was primarily the result of the acquisition of the equity

                        BEACON PROPERTIES CORPORATION
                                PART I--ITEM 2
                                _____________

investment in 75-101 Federal Street in September 1995 offset by equity in net loss from Beacon Construction Company, Inc.

   The minority interest in the Operating Partnership represents the portion of the Operating Partnership which is not owned by the Company.

   As of September 30, 1996, the Company owned or had an interest in 68 income producing commercial properties. The percent leased calculation includes all leases executed as of September 30, 1996.

                                                        Rentable     Percent
                                                       Square Feet    Leased
                                                     -------------- ---------
Consolidated Properties:
Center Plaza                                              649,359       92%
150 Federal Street                                        530,279       99%
Russia Wharf                                              314,596      100%
2 Oliver-147 Milk Street                                  271,000       92%
175 Federal Street                                        203,349       94%
South Station                                             148,591      100%
Wellesley Office Park Buildings 1-8                       622,862       98%
Crosby Corporate Center                                   336,000       88%
Westwood Business Centre                                  160,400      100%
One Canal Park                                            100,300       94%
Westlakes Office Park Buildings 1, 2, 3 and 5             443,592       95%
Ten Canal Park                                            110,000       92%
Perimeter Center                                        3,302,136       98%
AT&T Plaza                                                225,318      100%
Tri-State International                                   548,000       70%
1333 H Street                                             238,694       90%
E.J. Randolph                                             164,677       80%
John Marshall I                                           261,364      100%
Northridge I                                              124,319      100%
                                                     -------------- ---------
Total Consolidated Properties                           8,754,836       95%
                                                     -------------- ---------
Joint Venture Properties:
One Post Office Square                                    764,129       99%
Rowes Wharf                                               344,326       98%
Polk and Taylor Buildings                                 890,000      100%
75-101 Federal Street                                     812,000       94%
                                                     -------------- ---------
Total Joint Venture Properties                          2,810,455       98%
                                                     -------------- ---------
Total Consolidated and Joint Venture Properties        11,565,291       95%
                                                     ============== =========

Liquidity and Capital Resources

   Cash and cash equivalents were $14.3 million at September 30, 1996 compared to $4.5 million at December 31, 1995. The increase was primarily the result of proceeds from the March and August 1996 Offerings in excess of the acquisition of Perimeter Center, New York Life Portfolio, Rowes Wharf debt and the redevelopment of the Crosby Corporate Center.

Investing Activities

   On February 15, 1996, the Company acquired Perimeter Center, a 3.3 million square foot, 32 building portfolio in suburban Atlanta, Georgia for approximately $336 million.

                        BEACON PROPERTIES CORPORATION
                                PART I--ITEM 2
                                _____________

   During the second quarter of 1996, the Company and Equitable Life Assurance Society of the United States, on behalf of its Prime Property Fund, the Company's partner in Rowes Wharf, acquired the remaining portion of the property's mortgage debt that had been held by a bank lending group.

   On August 16, 1996, the Company acquired a portfolio of office properties, comprised of seven properties, from New York Life Insurance Company (the "New York Life Portfolio") for approximately $150 million. The New York Life Portfolio consists of the AT&T Plaza located in Oak Brook, Illinois, the five-building Tri-State International office park located in Lincolnshire, Illinois and a property located at 1333 H Street in Washington, D.C.

   On September 5, 1996, the Company acquired the Fairfax County Portfolio for aggregate consideration of $77 million consisting of assumption of approximately $55.5 million of mortgage debt and the issuance of approximately $21.5 of Units in the Operating Partnership. The Fairfax County Portfolio consists of the John Marshall I building, the E.J. Randolph building, the Northridge I building and the John Marshall III parcel of developable land.

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

   On February 15, 1996, the Company acquired Perimeter Center using the $260 million PaineWebber Acquisition Loan, the issuance of approximately $13.8 million of units of limited Partnership interest ("Units") in the Operating Partnership with the balance funded from the Credit Facility.

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

   In August 1996, the Company sold 5,750,000 shares of common stock, $.01 par value, to the public at $25.75 per share. The proceeds of the offering, net of offering costs, were approximately $139.2 million. The net proceeds of the offering were used to purchase the New York Life Portfolio.

   On December 16, 1996, the mortgage note payable of $16.5 million on the Northridge I property will mature. The Company is currently negotiating with a lender to refinance the mortgage. In connection with obtaining the refinancing, prepaid and other assets at September 30, 1996 consists of a $0.3 million deposit.

   On October 31, 1996, the Company declared a dividend of $.4625 per common share payable on November 22, 1996 to stockholders of record on November 8, 1996.

Capitalization

   At September 30, 1996, the Company's total consolidated debt was approximately $458.5 million, and its total consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) was approximately $551.8 million at September 30, 1996. At September 30, 1996, the Company's outstanding consolidated debt consisted of approximately $18.0 million under its floating-rate Credit Facility and approximately $440.5 million of fixed rate mortgage indebtedness with an weighted average rate of 7.16%, collateralized by properties owned 100% by the Company. The Company's proportionate share of its current total unconsolidated debt (excluding the Rowes Wharf property debt) consists of approximately $46.8 million on the One Post Office Square Property (in which the Company has a 50% general partner interest) and approximately $46.4 million on

                        BEACON PROPERTIES CORPORATION
                                PART I--ITEM 2
                                _____________

the 75-101 Federal Street property (in which the Company owns approximately 52% of the common stock of a private REIT that owns the property).The weighted average rate of the Company's unconsolidated debt is 7.47%. The weighted average rate of the Company's consolidated and unconsolidated debt is 7.21%.

   Based on the Company's total market capitalization of $1,663.5 million at September 30, 1996 (at the September 30, 1996 closing stock price of $29.00 and including the 5,102,428 Units of minority interest in the Operating Partnership), the Company's consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) represented approximately 33% of its total market capitalization.

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

                        BEACON PROPERTIES CORPORATION
                                   PART II
                                _____________

OTHER INFORMATION

Item 1. Legal Proceedings

     Property Partnership Matters. As reported in the Company's Form 10-K for the year ended December 31, 1995, a partner in certain property partnerships commenced a lawsuit against the Company and certain of its affiliates. Fact discovery has been completed in this matter and a trial date has been set for February 1997. The Company believes the remaining claims in the litigation are without merit and is vigorously defending the suit.

     Ruggles Center Joint Venture. As reported in the Company's Form 10-Q for the three months ended March 31, 1996, Ruggles Center Joint Venture ("RCJV") commenced a lawsuit against Beacon Construction Company, Inc. (the "Construction Company") and its surety, Aetna Casualty and Surety Company. The Construction Company has filed an answer denying RCJV's claims and has filed a counterclaim and third-party claim against RCJV and Ruggles Center LLC, the entity to which RCJV has assigned its claims to receive amounts due under the construction contract. The Construction Company has also filed a third-party complaint against the manufacturer and installer of the fireproofing material in the Ruggles Center building. Based upon the investigation to date, the Construction Company, believes that the case is without merit and plans to vigorously defend the suit.

Item 2. Changes in Securities

   (c) Recent Sales of Unregistered Securities.

     In September 1996, the Operating Partnership issued an aggregate of 833,820 Units to the sellers of the Fairfax County Portfolio in consideration for a fee interest in the Property valued at approximately $21.5 million ($25.75 per Unit). Units are redeemable by the holders for cash, or, at the election of the Company, for shares of common stock, $.01 par value, of the Company on a one-for-one basis. The Units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

       27.1  Financial Data Schedule

   (b) Reports on Form 8-K.

     A report on Form 8-K dated July 23, 1996 (as amended by Form 8-K/A dated August 6, 1996) was filed which included information regarding Items 5 and
   7. Included in Item 7 were financial statements, pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of the Fairfax County and New York Life Portfolios.

                        BEACON PROPERTIES CORPORATION
                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BEACON PROPERTIES CORPORATION
                                            /s/ Robert J. Perriello
                                            ---------------------------------
                                            Robert J. Perriello,
                                            Senior Vice President,
                                            and Chief Financial Officer

   Date: November 1, 1996