Form 10-K
period 1996-12-31
BEACON PROPERTIES CORP
filed 1997-03-27
CIK 920114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                          Commission File No. 1-12926



                        BEACON PROPERTIES CORPORATION
             (Exact name of registrant as specified in its charter)

            Incorporated in Maryland                    04-3224258
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     50 Rowes Wharf, Boston, Massachusetts                 02110
     (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code   617-330-1400

         Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
        Title of each class                    which registered
   Common Stock, $.01 par value             New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [checkmark] No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S.)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


    The aggregate market value of the shares of common stock held by non-affiliates as of March 24, 1997 was approximately $1,669.6 million.

    The number of shares of common stock outstanding as of March 24, 1997 was 48,233,236.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the following documents have been incorporated by reference into the 10-K Parts indicated:



                         Documents                                10-K Parts
1. The 1997 Proxy Statement (The "1997 Proxy Statement")          Part III

TABLE OF CONTENTS

                                                                                                      Page No.
Item 1.       Business                                                                                    1
Item 2.       Properties                                                                                  6
Item 3.       Legal Proceedings                                                                           8
Item 4.       Submission of Matters to a Vote of Security Holders                                         9
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                       9
Item 6.       Selected Financial Data                                                                    11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                 12
Item 8.       Financial Statements and Supplementary Data                                                18
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       18
Item 10.      Directors and Executive Officers of the Registrant                                         18
Item 11.      Executive Compensation                                                                     18
Item 12.      Security Ownership of Certain Beneficial Owners and Management                             18
Item 13.      Certain Relationships and Related Transactions                                             18
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                            18

Item 1. Business


General



    Beacon Properties Corporation was incorporated on March 4, 1994 as a Maryland corporation, and commenced operations effective with the completion of its initial public offering (the "Initial Offering") on May 26, 1994. Beacon Properties Corporation, together with Beacon Properties, L.P. (the "Operating Partnership") and their subsidiaries (the "Company"), was formed to succeed to the office and commercial real estate business of The Beacon Group (the "Predecessor"). The Predecessor was founded in 1946 by Norman Leventhal and Robert Leventhal. Starting in the 1940's, the Predecessor developed commercial building construction expertise by providing general contracting services to projects in 20 states. The Predecessor began developing for its own account in the 1960's. Also in the 1960's, the Predecessor began to develop its property management business.

    The Company's business is conducted principally through the Operating Partnership, two subsidiary corporations and two subsidiary limited partnerships. The Company conducts third-party management operations through Beacon Property Management Corporation, a Delaware corporation (the "Management Company") and conducts third-party tenant space design services through Beacon Design Corporation, a Massachusetts corporation (the "Design Company"). Beacon conducts management operations for wholly-owned properties through Beacon Property Management, L.P. a Delaware limited partnership (the "Management Partnership") and conducts tenant space design services for wholly-owned properties through Beacon Design, L.P., a Delaware limited partnership (the "Design Partnership").

    At December 31, 1996, the Company owned or had an interest in a portfolio of 104 Class A office properties and other commercial properties (each, a "Property" and collectively, the "Properties") located in Atlanta, Boston, Chicago, Los Angeles, San Francisco and Washington D.C., as well as commercial real estate development, acquisition, leasing and management businesses. Class A office properties generally are considered to be those which have excellent locations and access, attract high quality tenants, are well maintained and professionally managed, and achieve among the highest rent, occupancy and tenant retention rates within their markets. The Properties are comprised of approximately 15.8 million rentable square feet in the aggregate and, as of December 31, 1996, were 96% leased with over 1,100 tenants. Through the Management Company, the Company manages approximately 2.9 million square feet of commercial and office space owned by third parties in various locations including Boston and Springfield, Massachusetts and Chicago, Illinois. The Management Company employs approximately 375 persons.

Recent Property Acquisitions

    At December 31, 1996, the Company's portfolio consisted of 104 properties totaling 15.8 million square feet compared to 26 properties totaling 6.7 million square feet at December 31, 1995 and 21 properties totaling 5.3 million square feet at December 31, 1994. Property acquisitions in 1996 included the following transactions:

    On February 15, 1996, the Company acquired a 3.3 million square foot, 32 building portfolio located in suburban Atlanta, Georgia (the "Perimeter Center Portfolio") for approximately $322.2 million in cash and approximately $13.8 million of units of limited partnership interest in the Operating Partnership ("Units").

    During the second quarter of 1996, the Company and Equitable Life Assurance Society of the United States, on behalf of its Prime Property Fund ("Equitable"), the Operating Partnership's partner in the Rowes Wharf Property, acquired the remaining outstanding first mortgage indebtedness on the Rowes Wharf Property for $16.7 million. The mortgage debt was acquired at market value which was approximately 50% of face value.

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

    On September 5, 1996, the Company acquired a portfolio of three office buildings and a parcel of land suitable for development located in Fairfax County, Virginia (the "Fairfax County Portfolio") for aggregate consideration of $77 million consisting of assumption of approximately $55.5 million of mortgage debt and the issuance of approximately $21.5 million of Units. The Fairfax County Portfolio consists of the John Marshall I building, the E.J. Randolph building, the Northridge I building and the John Marshall III parcel of land.

    On October 18, 1996, the Company acquired a portfolio of two office buildings located in Rosslyn, Virginia (the "Rosslyn, Virginia Portfolio") for aggregate consideration of approximately $99 million. The Rosslyn, Virginia Portfolio consists of office buildings located at 1616 North Fort Myer Drive and 1300 North 17th Street.

    On November 15, 1996, the Company acquired a portfolio of nine office properties located in Burlington (suburban Boston), Massachusetts (the "New England Executive Park Portfolio") for aggregate consideration of approximately $75 million. An additional $17 million is payable on November 30, 1998, contingent upon meeting conditions regarding occupancy or rental income levels at the Property in 1998.

    On November 21, 1996, the Company acquired the 10960 Wilshire Boulevard Property located in Westwood, California for aggregate consideration of approximately $133 million.

    On November 21, 1996, the Company acquired The Riverview Building Property located in Cambridge, Massachusetts for aggregate consideration of approximately $45 million.

    On December 20, 1996, the Company acquired the Shoreline Technology Park and Lake Marriott Business Park located in suburban San Francisco for aggregate consideration of approximately $183 million.

    On December 27, 1996, the Company acquired the Presidents Plaza Property located in Chicago, Illinois for aggregate consideration of approximately $38 million in cash and the issuance of approximately $39 million of Units.

Sale of Beacon Construction Company

    In 1996, Beacon Construction Company, Inc. (the "Construction Company") sold substantially all of its assets. The Construction Company's new business plan involves the completion of certain contracts not transferred to the purchaser and the liquidation of its remaining assets. The Company's decision to effect the sale of the Construction Company was based upon the determination that the general construction business was no longer an integral part of its business.

Recent Financing Activities

    Conversion of Credit Facility to Permanent Mortgage Debt: In January 1996, the Company converted $55 million of its floating-rate credit facility (the "Credit Facility") to permanent mortgage debt secured by the Wellesley Office Park Properties. Additionally, in February 1996, the Company converted an additional $60 million of the Credit Facility to permanent mortgage debt secured by the Center Plaza Property. Both mortgages were provided by Connecticut General Life Insurance Company ("CIGNA"). These mortgages are for terms of seven years, bear interest at annual rates of 7.23%, and require monthly installments of interest only during years one through three and principal and interest during years four through seven based on a 27-year amortization schedule.

    Financing of Perimeter Center Portfolio Acquisition: The Company financed the acquisition of the Perimeter Center Portfolio, in part, through a $260 million mortgage loan (the "PaineWebber Acquisition Loan") provided by PaineWebber Real Estate Securities, Inc. and an approximately $13.8 million private placement of Units. In March 1996, Metropolitan Life Insurance Company ("Met Life") provided $218 million of mortgage financing on the Perimeter Center Portfolio (the "Met Life Loan") to the Company. The Met Life Loan bears interest at a rate of 7.08% fixed over the ten year term of the loan. The Company used the proceeds of the Met Life Loan to repay, in part, the PaineWebber Acquisition Loan and balances outstanding on the Credit Facility.

    Additional Offerings by the Company: In March 1996, the Company sold 7,036,000 shares of common stock, $.01 par value per share (the "Common Stock") at an offering price of $26.25 per share and contributed the net proceeds of approximately $173.8 million to the Operating Partnership in exchange for a like number of Units. In August 1996, the Company sold 5,750,000 shares of Common Stock at an offering price of $25.75 per share and contributed the net proceeds of approximately $139.4 million to the Operating Partnership in exchange for a like number of Units. In November 1996, the Company sold 13,723,000 shares of Common Stock at an offering price of $30.75 per share. In addition, in December 1996, the Company sold an additional 1,132,400 shares of Common Stock at an offering price of $33.465 per share to the underwriters of the November 1996 offering to cover a portion of their short position resulting from over-allotments. The Company contributed the net proceeds of approximately $436.7 million from the November 1996 and December 1996 offerings to the Operating Partnership in exchange for an aggregate of 14,855,400 Units. The Operating Partnership used the net proceeds of these contributions to fund the acquisition of properties.

    Financing of Fairfax County Portfolio: On December 23, 1996, the Company refinanced the $16.5 million mortgage loan on the Northridge I Property to a $13.6 million mortgage loan with a 10-year term bearing interest at an annual rate of 8.19%. This mortgage loan requires monthly installments of interest only during years one and two and principal and interest during years three through ten based on a 25-year amortization schedule.

    On December 23, 1996, the Company also closed on a $15 million mortgage loan on the E.J. Randolph Property, and used the net proceeds to pay down the Credit Facility. On September 5, 1996, in connection with the acquisition of the Property, the Company paid off a $18 million mortgage loan it assumed using a draw on the Credit Facility.

Business Objectives

    The Company pursues business objectives that emphasize (i) a property management program focused on maintaining the quality of and demand for its properties at a level that will support high occupancy rates and increasing rental rates; (ii) the acquisition of high-quality commercial properties;
(iii) the development of new properties, as warranted by market conditions; and (iv) the provision of real estate management services to third parties.

    Acquisitions: The Company will seek to acquire additional properties that it believes will produce favorable returns, either as acquired or after value-added activities (such as improved management and leasing services and renovations) by the Company. The Company intends to obtain capital for new acquisitions through the use of the Credit Facility, as well as the issuance of additional equity or corporate debt securities. The Company believes that its commercial property development experience, its extensive business relationships and its market research capabilities enable it to identify, analyze and implement acquisition opportunities more effectively than competitors without such capabilities. In addition, as part of its ongoing business the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

    Development: While current conditions in the Company's primary markets favor the acquisition rather than the development of new properties, as opportunities arise in the future, the Company intends to grow through the development of new properties. In 1996, the Company commenced the expansion of a building in the Wellesley Office Park Property and completed the redevelopment of Crosby Corporate Center. The Company currently owns developable land adjacent to the Crosby Corporate Center and the Fairfax County Portfolio and has an option to purchase developable land adjacent to the Perimeter Center Portfolio.

    Management of the Properties: The Company seeks to maintain quality standards for its properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Company emphasizes high quality property management, comprehensive energy-savings and cost control programs and comprehensive preventive maintenance programs.

    Third-Party Management: The Company manages approximately 2.9 million square feet of commercial and office space owned by third parties in various locations. The Company intends to selectively enter into management contracts for office and commercial properties that are compatible with the Company's objectives, portfolio, and reputation. The Company will conduct its third-party management activities through the Management Company.

Environmental Matters

    Some of the Properties are located in urban areas where fill or current or historic industrial uses of the areas may have caused site contamination at the Properties. Nonetheless, at this time, the Company does not anticipate that regulatory authorities will require remediation of the Properties, except as specified below.

    Crosby Corporate Center: Site assessments have identified the presence of petroleum in the groundwater near the former location of an underground storage tank installed and used by a previous tenant. The state environmental agency responsible for overseeing remediation of such contamination notified the former tenant of the property that it is responsible for such contamination. The former tenant has agreed to perform the necessary investigation and cleanup actions regarding such contamination, bear all costs associated with such cleanup activities, and indemnify the Company for any costs or damages it incurs in connection with such contamination. As the owner of the Property, however, the Company could be held liable for the costs of such activities if the former tenant fails to undertake such actions, although the Company believes that such costs would have no material adverse effect on its financial condition, results of operation and liquidity. The tenant has received from the state regulatory agency and agreed to the conditions of a Waiver Application Disposition which allows the tenant to assess and remediate the contamination without having to obtain interim approvals from the state agency during such activities.

    South Station: Site assessments of South Station have identified the presence of contaminants in the soil and groundwater in the train yard adjacent to the South Station Property and the South Station Property is assumed to be similarly contaminated. Under agreements between the Company and the Massachusetts Bay Transportation Authority ("MBTA"), the MBTA, which is the owner of the South Station Property, is obligated to bear the liabilities associated with such environmental conditions on the Property and to defend and indemnify the Operating Partnership for its costs arising from such conditions. This indemnity does not alter the Company's liability as an operator of the Property to parties other than the MBTA, although the Company believes that such liability would have no material adverse effect on its financial condition, results of operations and liquidity.

    Fairfax County Portfolio: Chlorinated solvents, primarily trichloroethane ("TCE"), have been detected in groundwater samples collected from monitoring wells located at the John Marshall III land (the "JM III Parcel"). Subsequent investigations of the JM III Parcel by an environmental consultant retained by the sellers of the Fairfax County Portfolio (the "Consultant") confirmed the presence of chlorinated solvents in groundwater at the JM III Parcel and on property adjacent to the JM III Parcel where an auto body repair shop is located.

    The sellers of the Fairfax County Portfolio reported the findings of chlorinated solvent contamination on the JM III Parcel to the Virginia Department of Environmental Quality. The Consultant has concluded that the auto body repair shop is the probable source for the chlorinated solvent contamination, has collected additional soil and groundwater samples and is preparing a remediation plan for the site. Units valued at approximately $1 million were escrowed from the purchase price paid for the Fairfax County Portfolio upon the closing of the acquisition. Under the terms of the escrow, these Units will be released to the seller of the JM III Parcel periodically upon performance of remediation pursuant to a remediation plan approved by the Company. The escrow further provides that the Company may receive some or all of the remaining escrowed Units upon certain conditions, including (i) if remediation is required by law, in the event of an emergency threatened by the contamination, (ii) if the seller defaults under the remediation agreement or fails to obtain access to the likely source site or governmental approvals, (iii) if the Company enters into a lease for space in a building to be constructed on the JM III Parcel or (iv) if the seller fails to obtain a closure certification from the Virginia Department of Environmental Quality upon completion of remediation.

    New England Executive Park Portfolio: Site assessments at the New England Executive Park Portfolio have identified the presence of trichloroethylene in the groundwater at one monitoring well on the northern perimeter of the Property. The groundwater beneath the Property flows into an aquifer, which supplies drinking water to the Town of Burlington. The concentrations that have been discovered at the Property to date are slightly above the standards established for trichloroethylene in areas contributing to drinking water supplies and, as a result, must be reported to the Massachusetts Department of Environmental Protection (the "DEP"). The owner of the property to the north of the New England Executive Park Portfolio, which is upgradient of the New England Executive Park Portfolio, has filed with the DEP indicating the presence of trichloroethylene in the groundwater of such property. The former owner of the New England Executive Park Portfolio filed with the DEP to establish the Property's "Downgradient Property Status" under applicable regulations, indicating that the Property is not a source of the trichloroethylene contamination that has been identified. The DEP has stated that this policy is not to require downgradient property owners to perform remediation under these circumstances. In addition, the Town of Burlington has allocated funds for, and is in the process of constructing, a groundwater treatment facility at its drinking water supply that draws from the subject aquifer. The Company has been advised that such treatment facility has the capacity to treat any contaminants which may be derived from the groundwater passing beneath the New England Executive Park Portfolio. The Town's water treatment facility and the present policy of the DEP with respect to downgradient property owners do not relieve the Company of potential liability for the presence of the identified trichloroethylene, although the Company does not believe that any such liability would have a material adverse effect.

    The Riverview Building: Site assessments performed at The Riverview Building have identified the presence of oil in one soil sample taken at the Property in an amount that slightly exceeds the concentration that requires reporting to the DEP. Based on these site assessments, however, an environmental consultant has advised the Company that applicable regulatory requirements can be satisfied without the need to perform any remediation at the Property. As the owner of the Property, the Company could be held liable for costs associated with the contamination that has been identified, although the Company does not believe that such costs would have a material adverse effect.

Item 2. Properties


                                                  THE PROPERTIES
                                              (dollars in thousands)
                                                                                                       Mortgage
                                                                          Percent                        Notes
                                                            Rentable       Leased        Cost at      Payable at
                    Year Built/  Ownership     Property      Area in    December 31,  December 31,   December 31,
     Property        Renovated  Interest(1)    Location    Square Feet      1996          1996           1996
------------------ ------------  ----------- ------------  ------------ -------------  ---------------------------
Downtown Boston
  Office Market
75-101 Federal
  Street             1985-1988      51.6%     Boston, MA      812,000        92%        $       (2)    $        (2)
One Post Office
  Square                  1981        50%     Boston, MA      764,000        99%                (2)             (2)
Center Plaza         1966-1969          (3)   Boston, MA      649,000        93%          81,823          60,000
150 Federal Street        1988       100%     Boston, MA      530,000        99%         113,871          56,920(4)
Rowes Wharf               1987        45%     Boston, MA      344,000       100%                (2)             (2)
Russia Wharf         1978-1982       100%     Boston, MA      315,000        98%          18,089                (5)
Two Oliver
  Street-147 Milk
  Street             1982-1988       100%     Boston, MA      271,000        97%          19,338                (5)
175 Federal Street        1977       100%     Boston, MA      203,000        94%          29,105          12,970
South Station (6)         1988       100%     Boston, MA      149,000       100%          22,348              --
                                                           ------------ -------------
                                                            4,037,000        96%
                                                           ------------ -------------
Greater Boston
  Suburban Office
  Market
Wellesley Office
  Park (7)           1963-1984       100%   Wellesley, MA     623,000       100%          97,805          55,000
Crosby Corporate
  Center (8)              1996       100%   Bedford, MA       336,000        88%          27,841                (5)
Westwood Business
  Centre                  1985       100%   Westwood, MA      160,000       100%          12,331                (5)
New England
  Executive Park
  Portfolio (9)      1970-1985       100%   Burlington, MA    817,000        98%          75,390                (5)
                                                           ------------ -------------
                                                            1,936,000        97%
                                                           ------------ -------------
Cambridge Office
  Market
One Canal Park            1987       100%   Cambridge, MA     100,000       100%           9,514                (5)
Ten Canal Park            1987       100%   Cambridge, MA     110,000        92%          11,923                (5)
The Riverview
  Building (10)      1985-1986       100%   Cambridge, MA     263,000       100%          45,183              --
                                                           ------------ -------------
                                                              473,000        98%
                                                           ------------ -------------
North Central
  Atlanta Office
  Market
Perimeter Center
  Portfolio (11).    1970-1989       100%    Atlanta, GA    3,302,000        98%         343,014         218,000
                                                           ------------ -------------

Arlington County,
  Virginia Office
  Market
The Polk and
  Taylor Buildings        1970        10%   Arlington, VA     890,000       100%                (2)             (2)
1300 North 17th
  Street                  1980       100%    Rosslyn, VA      373,000        98%          54,776                (5)
1616 North Fort
  Myer Drive              1974       100%    Rosslyn, VA      293,000        99%          44,894                (5)
                                                           ------------ -------------
                                                            1,556,000        99%
                                                           ------------ -------------
Fairfax County,
  Virginia Office
  Market
John Marshall I           1981       100%     McLean, VA      261,000       100%          34,134          20,722
E.J. Randolph             1983       100%     McLean, VA      165,000        97%          23,146          15,000
Northridge I              1988       100%    Herndon, VA      124,000       100%          21,216          13,600
                                                           ------------ -------------
                                                              550,000        99%
                                                           ------------ -------------
Washington, D.C.
  Office Market
1333 H Street,                              Washington,
  N.W.                    1984(12)   100%        D.C.         239,000        90%          53,438                (5)
                                                           ------------ -------------

Suburban Chicago
  Office Market
AT&T Plaza                1984       100%   Oak Brook, IL     225,000       100%          35,115                (5)
Tri-State
  International
  (13)                    1986       100%   Lincolnshire, IL  548,000        74%          63,171                (5)
Presidents Plaza
  (14)               1980-1982       100%   Chicago, IL       791,000        90%          77,533
                                                           ------------ -------------
                                                            1,564,000        86%
                                                           ------------ -------------

                                                  The Properties
                                              (dollars in thousands)
                                                                                                       Mortgage
                                                                          Percent                        Notes
                                                            Rentable       Leased        Cost at      Payable at
                    Year Built/  Ownership     Property      Area in    December 31,  December 31,   December 31,
     Property        Renovated  Interest(1)    Location    Square Feet      1996          1996           1996
------------------ ------------  ----------- ------------  ------------ -------------  ---------------------------

West Los Angeles
  Office Market
10960 Wilshire
  Boulevard          1971-1992      100%     Westwood, CA     544,000        89%       $  133,307      $   --
                                                           ------------ -------------

Suburban
  Philadelphia
  Office Market
Westlakes Office
  Park (15)          1988-1990      100%      Berwyn, PA      444,000        98%           59,018            (5)
                                                           ------------ -------------

San Francisco
  Office Market
Shoreline
  Technology Park                            Mountain
  (16)               1985-1991      100%      View, CA        727,000       100%          141,040          --
Lake Marriott
  Business Park                             Santa Clara,
  (17)                    1981      100%          CA          400,000       100%           43,167          --
                                                           ------------ -------------
                                                            1,127,000       100%
                                                           ------------ -------------  ---------------------------
Total Weighted
  Average                                                  15,772,000        96%       $1,691,530     $452,212
                                                           ============ =============  ===========================


 (1) The Company holds, directly or indirectly, a general partner interest in One Post Office Square, a general partner and limited partner interest in Center Plaza and the Polk and Taylor Buildings and a limited partner interest in Rowes Wharf Associates. The Company holds approximately 52% of the common stock of BeaMetFed, Inc. ("BeaMetFed"), the entity that holds the fee title to the 75-101 Federal Street Property. The Company owns a 100% fee interest in the remaining Properties, with the exception of South Station, in which it holds a ground leasehold interest.
 (2) The Company uses the equity method of accounting for its investments in the joint ventures or corporations which own these Properties.
 (3) The Company holds a 1% general partner interest, a 75% limited partner interest and an option to purchase the remaining 24% limited partner interest in the partnership that owns the Center Plaza Property.
 (4) This Property is comprised of two units. Unit A is collateral for a note payable under the Credit Facility. Unit B is collateral for a mortgage note payable in the amount of $56,920.
 (5) These Properties are collateral for a note payable under the Credit
     Facility.
 (6) The Company owns a ground leasehold interest in the South Station Property which expires in 2024 but may be extended, at the Company's option, for two additional 15-year terms. Fee title to this Property is owned by an unaffiliated third party. This Property was originally built in the early 1900s and was fully rehabilitated in 1988. This Property includes a significant retail component.
 (7) The Wellesley Office Park consists of eight office buildings.
 (8) The Crosby Corporate Center is a Property which consists of six office buildings.
 (9) The New England Executive Park Portfolio consists of nine of the thirteen office buildings located in the New England Executive Park, the remaining four of which are owner-occupied.
(10) The Riverview Building Property consists of two attached structures connected by a four-story atrium. Riverview I, a six-story office building, was constructed in 1909 and renovated in 1986. Riverview II, an eighteen-story structure with parking on the first nine floors, was constructed in 1985.
(11) The Perimeter Center Portfolio consists of 32 buildings and six ground leases.
(12) Approximately 205,000 square feet of the 1333 H Street Property was built in 1982. The remaining approximately 34,000 square feet was renovated in 1982.
(13) The Tri-State International complex consists of five office buildings.
(14) Presidents Plaza consists of four office buildings.
(15) The Westlakes Office Park consists of four office buildings.
(16) Shoreline Technology Park consists of twelve office buildings.
(17) Lake Marriott Business Park consists of seven office buildings.

Item 3. Legal Proceedings

    The following is a description of any material pending legal proceedings to which the Company, the Operating Partnership or any of their subsidiaries is a party or of which any of their properties is the subject. The Company does not believe that the proceedings, individually, or in the aggregate will have a material adverse effect on the Company's financial condition, results of operations and liquidity.

    Blaesing Granite: On January 11, 1989, Blaesing Granite Company, a subcontractor, commenced a proceeding in the U.S. District Court for the District of Massachusetts against the partnership which is the owner of the 75 State Street building in Boston, Massachusetts, and Turner Construction Company, the general contractor for the construction of that project, for $14 million in compensation for additional work performed on the project. The Construction Company has been named as an additional defendant in its capacity as the construction representative for the owner. The owner, Turner Construction Company, and the Construction Company have vigorously defended this suit. The Company believes that this case is without merit, and that, in the event of an adverse outcome, liability would rest with parties other than the Construction Company.

    Property Partnership Matters: A limited partner in the partnerships which owned or had interests in One Post Office Square, Wellesley Office Park Building Five and Wellesley Office Park Building Six rejected an offer of the Company to enter into an option agreement under which he would sell his interests in connection with the formation of the Operating Partnership for Units and cash. On April 20, 1994, the partner commenced a lawsuit in Norfolk Superior Court in Massachusetts against the Company and certain of its affiliates, individually and in their capacity as general partners of those partnerships, alleging that the general partners of the partnerships mismanaged the Wellesley Office Park Building Five and Wellesley Office Park Building Six properties and that the general partners and the Company acted wrongfully in transferring the partnerships' interests to the Company at a price less than their fair value. The lawsuit is brought by the partner individually and as a derivative claim on behalf of the partnerships. The allegations in the lawsuit includes claims of breach of fiduciary duty, misrepresentation, conspiracy, and violation of a Massachusetts statute prohibiting unfair and deceptive practices in trade or business. In addition to compensatory damages, the partner seeks an accounting of profits and/or rescission of the partnerships' agreement to transfer their interests in these properties to the Company. By its nature, the rescission claim cannot be quantified.

    On September 20, 1994, the Superior Court granted the defendants' motion to dismiss the claim brought for violation of the Massachusetts statute prohibiting unfair and deceptive practices in trade or business. Thereafter, the defendants moved to strike the claim for rescission asserted by the partner. On January 27, 1995, the Court denied the defendants' Motion to Strike. As a result, the rescission claims remain for adjudication by summary judgment and/or at trial. Fact discovery has been completed in this matter and a trial is anticipated in April 1997.

    Rowes Wharf: On or about June 2, 1995, certain present or former employees of a former tenant at 40 Rowes Wharf, Boston, Massachusetts commenced a suit in the Massachusetts Superior Court for Suffolk County alleging that they sustained injuries as a result of alleged exposure to indoor air pollutants during the course of their employment by a tenant at 40 Rowes Wharf.
Plaintiffs claim that the Company negligently constructed the building and that Rowes Wharf Associates negligently permitted the allegedly harmful condition to exist. The Company and Rowes Wharf Associates filed an Answer to plaintiffs' Complaint denying liability. In October, 1996, the claims of two of the plaintiffs were dismissed pursuant to an agreement for judgment for no monetary award. The Company is unable to quantify the claims of the plaintiffs.

    Ruggles Center Joint Venture: Ruggles Center Joint Venture ("RCJV"), the owner of the Registry of Motor Vehicles building (the "RMV Building") located at Ruggles Center, Boston, Massachusetts (the "Ruggles Center Property"), filed a Complaint in the Massachusetts Superior Court for Suffolk County on February 5, 1996, against the Construction Company and its surety, Aetna Casualty and Surety Company, alleging that the Construction Company is responsible for certain alleged deficiencies in the fireproofing material in the RMV Building and claiming damages for the costs of investigating and correcting the deficiencies, lost rental income and other consequential damages. That Complaint was not served. On April 22, 1996, an Amended Complaint was served on the Construction Company. That Complaint names Ruggles Center, LLC, the purported assignee of RCJV, as plaintiff and asserts breach of contract, breach of warranty and negligence claims against the Construction Company. Although neither the Complaint nor the Amended Complaint quantify the claimed damages, RCJV had previously alleged in correspondence that the alleged corrective work on the fireproofing would cost approximately $1.7 Million, certain corrective work on the HVAC system would cost an additional $1.3 Million, and RCJV had already spent approximately $2.25 Million in investigation and planning the corrective work.

    The Construction Company filed its Answer denying the claims of Ruggles Center, LLC on May 31, 1996. On the same date, the Construction Company filed a Counterclaim and Third-Party Claim against RCJV and Ruggles Center, LLC to recover in excess of $1.5 Million. On the same date, the Construction Company filed Third-Party Complaints against the manufacturer of the fireproofing material at the RMV Building, United States Mineral Products Company, d/b/a Isolatek International ("Isolatek"), and the installer of the fireproofing material at the RMV Building, H. Carr & Sons, Inc. ("Carr"). On August 26, 1996, Isolatek filed a Cross-Claim against the Construction Company asserting claims of indemnity and contribution. The Construction Company filed an Answer to Isolatek's Cross-Claim denying liability on September 9, 1996. On September 19, 1996, Carr filed Counterclaims against the Construction Company asserting claims of indemnity and contribution. The Construction Company filed an Answer to Carr's Counterclaims denying liability on October 15, 1996.

    In November 1996, the Bank of Boston foreclosed upon the Ruggles Center property and purchased the property at the foreclosure auction for approximately $15 Million.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Stockholders during the fourth quarter of the year ended December 31, 1996.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


    The Company's Common Stock trades on the NYSE under the symbol "BCN." On March 24, 1997, the reported closing sale price per share of Common Stock on the NYSE was $35-1/4 and there were approximately 410 holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low closing sales prices per share of the Common Stock reported on the NYSE and the distributions paid by the Company with respect to each such period.

           Quarter Ended             High        Low       Distributions
           -------------             ----        ---       -------------
June 30, 1994 (from May 20, 1994)     $18 1/4    $17 1/8    $  .16(a)
September 30, 1994                    $19 1/2    $17 3/4    $  .40
December 31, 1994                     $19        $17        $  .40
March 31, 1995                        $20        $17 1/2    $  .40
June 30, 1995                         $21 1/8    $19 1/4    $  .42
September 30, 1995                    $21 3/4    $19 7/8    $  .42
December 31, 1995                     $23        $20 1/8    $  .42
March 31, 1996                        $26 5/8    $22 5/8    $  .42
June 30, 1996                         $26 1/4    $24 1/2    $.4625
September 30, 1996                    $29        $24 3/4    $.4625
December 31, 1996                     $36 5/8    $29 1/8    $.4625(b)

(a) The Company paid a distribution of $.16 per share of Common Stock on August 25, 1994, for the period May 26, 1994 (the closing of the Initial Offering) through June 30, 1994, which would be equivalent to a quarterly distribution of $.40 and an annual distribution of $1.60 per share of Common Stock.
(b) Paid February 28, 1997 to stockholders of record as of February 10, 1997.

    Distributions for Federal Income Tax purposes totaled $1.24 and $1.765 in 1995 and 1996, respectively. The return of capital portion of these distributions was $.17 and $.16 in 1995 and 1996, respectively.

    In 1996, the Operating Partnership has issued Units in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in the amounts and for the consideration set forth below:

    (bullet) In February 1996, the Operating Partnership issued 540,059 Units
             (valued at approximately $13.8 million at the time of the acquisition) to the sellers of the Perimeter Center Portfolio in consideration of their interests in the Property.

    (bullet) In connection with a public offering of the Company in March 1996
             (the "March 1996 Offering"), the Operating Partnership issued 7,036,000 Units to the Company in exchange for the contribution of the net proceeds (approximately $173.8 million) from the Company's March 1996 Offering.

    (bullet) In connection with a public offering of the Company in August
             1996 (the "August 1996 Offering"), the Operating Partnership issued 5,750,000 Units to the Company in exchange for the contribution of the net proceeds (approximately $139.4 million) from the Company's August 1996 Offering.

    (bullet) In September 1996, the Operating Partnership issued an aggregate of 833,820 Units (valued at approximately $21.5 million at the time of acquisition) to the sellers of the Fairfax County Portfolio in consideration for their interests in such Properties.

    (bullet) In connection with a public offering of the Company in November
             1996 (the "November 1996 Offering"), the Operating Partnership issued 13,723,000 Units to the Company in exchange for the contribution of the net proceeds (approximately $398.9 million) from the Company's November 1996 Offering.

    (bullet) In connection with a public offering of the Company in December
             1996 (the "December 1996 Offering"), the Operating Partnership issued 1,132,400 Units to the Company in exchange for the contribution of the net proceeds (approximately $37.8 million) from the Company's December 1996 Offering.

    (bullet) In December 1996, the Operating Partnership issued 1,171,500
             Units (valued at approximately $39.0 million at the time of acquisition) to Metropolitan Life Insurance Company in consideration for its interest in the Presidents Plaza Property.

    (bullet) From time to time, the Company has issued pursuant to an effective registration statement an aggregate of 101,431 shares of Common Stock pursuant to its Dividend Reinvestment Plan. The Company has contributed the proceeds (approximately $2.6 million) of these sales to the Operating Partnership in consideration of an aggregate of 101,431 Units.

    (bullet) From time to time, the Company has issued pursuant to an effective registration statement an aggregate of 97,827 shares of Common Stock upon the exercise of stock options. The Company has contributed the proceeds (approximately $1.7 million) of these sales to the Operating Partnership in consideration of an aggregate of 97,827 Units.

Item 6. Selected Financial Data

                                                                               Predecessor
                                                                -----------------------------------------
                                                                  Jan. 1,
(dollars in                                                        1994
thousands,                                        May 26, 1994      to
except per share     Year Ended     Year Ended         to         May 25,     Year Ended     Year Ended
amounts)           Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994     1994     Dec. 31, 1993   Dec. 31, 1992
------------------ -------------- -------------- -------------- ----------- -------------- --------------
Operating
Information:
Revenues:
Rental income       $   147,825    $    71,050    $    25,144    $   5,776     $ 14,315       $ 11,406
Management fees           3,005          2,203             --       1,521         3,533          3,331
Recoveries from
  tenants                16,719          9,742          4,488       1,040         2,349          1,989
Mortgage interest
  income                  4,970          2,546             --          --            --             --
Other income             11,272          5,502          2,301         675         2,176          2,003
                   -------------- -------------- -------------- ----------- -------------- --------------
Total revenues          183,791         91,043         31,933       9,012        22,373         18,729
                   -------------- -------------- -------------- ----------- -------------- --------------
Expenses:
Property expenses        37,211         18,090          7,034       2,086         4,580          4,522
Real estate taxes        18,124         10,217          3,325         595         1,354          1,204
General and
  administrative         19,331          9,755          3,122       1,399         4,357          4,658
Mortgage interest
  expense                30,300         15,226          4,992       2,798         7,650          7,203
Interest--amortization
  of financing
  costs                   2,084          1,370            617         373           192            138
Depreciation and
  amortization           33,184         17,428          6,924       2,385         5,577          5,505
                   -------------- -------------- -------------- ----------- -------------- --------------
Total expenses          140,234         72,086         26,014       9,636        23,710         23,230
                   -------------- -------------- -------------- ----------- -------------- --------------
Income (loss) from
operations               43,557         18,957          5,919        (624)       (1,337)        (4,501)
Equity (loss) in
joint ventures and
 corporations (1)         4,989          3,234            929         198        (5,953)        (1,544)
                   -------------- -------------- -------------- ----------- -------------- --------------
Income (loss) from
continuing
operations               48,546         22,191          6,848        (426)       (7,290)        (6,045)
Discontinued
operations--
 Construction
Company:
 Income (loss)
from operations          (2,609)           (12)           477         102           440            136
 Loss on sale              (249)            --             --          --            --             --
                   -------------- -------------- -------------- ----------- -------------- --------------
Income (loss)
before minority
interest                 45,688         22,179          7,325        (324)       (6,850)        (5,909)
Minority interest
in loss of
combined
 partnerships                --             --             --         931         1,539          2,656
Minority interest
in Operating
Partnership              (5,988)        (4,119)        (1,670)         --            --             --
                   -------------- -------------- -------------- ----------- -------------- --------------
Income (loss)
before
extraordinary
items                    39,700         18,060          5,655         607        (5,311)        (3,253)
Extraordinary
items, net of
minority interest        (3,368)            --             --       8,898         1,554             --
                   -------------- -------------- -------------- ----------- -------------- --------------
Net income (loss)
(2)                 $    36,332    $    18,060    $     5,655    $  9,505      $ (3,757)      $ (3,253)
                   ============== ============== ============== =========== ============== ==============
Per share of
Common Stock data:
Income from
continuing
operations          $      1.41    $      1.09    $      0.45          --            --
Discontinued
operations--
 Construction
Company:
 Income (loss)
from operations           (0.08)         (0.00)          0.03          --            --             --
 Loss on sale             (0.01)            --             --          --            --             --
Income before
extraordinary
items                      1.32           1.09           0.48          --            --             --
Extraordinary
items                     (0.11)            --             --          --            --             --
                   -------------- -------------- -------------- ----------- -------------- --------------
Net income          $      1.21    $      1.09    $      0.48          --            --             --
                   ============== ============== ============== =========== ============== ==============
Cash dividends
declared            $     1.765    $      1.24    $      0.96          --            --
Cash dividends
paid                $     1.765    $      1.64    $      0.56          --            --
Weighted average
common shares
 outstanding         29,932,327     16,525,245     11,816,380          --            --
Balance Sheet
Information:
Real estate before
accumulated
depreciation        $ 1,691,530    $   471,142    $   400,419    $  82,198     $ 81,220       $ 78,580
Total assets          1,779,412        534,797        400,861      77,470        85,497         93,327
Mortgage debt           452,212         70,536         90,936      69,240        87,091         86,610
Note Payable,
Credit Facility         153,000        130,500        130,300          --            --             --
Total liabilities       671,711        239,013        261,100     129,836       143,451        142,015
Total equity
(deficit)               999,150        258,822        102,038     (52,366)      (57,954)       (48,688)

(1) Including
    deductions for
    depreciation
    and
     amortization   $     4,033    $     2,306    $     3,013
(2) Company share
    of Operating
    Partnership           86.89%         81.31%         77.20%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview

    The following discussion should be read in conjunction with Beacon Properties Corporation's (collectively with its subsidiaries, the "Company") Consolidated Financial Statements and Notes thereto included elsewhere herein. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements include general economic conditions, local real estate conditions, timely releasing of occupied square footage upon expiration, interest rates, availability of equity and debt financing and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

    The Company continued its growth and expansion in 1996 by investing approximately $1.2 billion in real estate. The Company increased its portfolio to 104 office properties and other commercial properties (each, a "Property" and collectively, the "Properties") totaling 15.8 million square feet while moving for the first time into Atlanta, Georgia; Chicago, Illinois; Los Angeles and San Francisco, California and reinforcing its presence in Boston, Massachusetts and Washington, D.C.

    The 1996 acquisitions were facilitated by three successful public offerings of the Company's common stock, $.01 par value per share (the "Common Stock"). In all, the Company issued 27.6 million shares of Common Stock in 1996 and raised nearly $800 million in gross proceeds. The Company contributed the net proceeds of these offerings to Beacon Properties, L.P. (the "Operating Partnership") in exchange for units of limited partnership interest in the Operating Partnership ("Units"). The Operating Partnership also issued approximately 2.6 million Units in connection with the acquisition of the following: a 3.3 million square foot, 32 building portfolio located in suburban Atlanta, Georgia (the "Perimeter Center Portfolio"), a portfolio of three office buildings and a parcel of land suitable for development located in Fairfax County, Virginia (the "Fairfax County Portfolio") and the Presidents Plaza Property located in Chicago, Illinois.

    In 1996, Beacon Construction Company, Inc. (the "Construction Company") sold substantially all of its assets. The Construction Company's new business plan involves the completion of certain contracts not transferred to the purchaser and the liquidation of its remaining assets. The Company's decision to affect the sale of the Construction Company was based upon the determination that the general construction business was no longer an integral part of its business. Construction contracts on Properties owned by the Company represented only 6%, 8% and 7% of the Construction Company's total revenues in 1996, 1995 and 1994, respectively.

    As a result of the significant acquisitions by the Company and its use of the equity method of accounting for the Construction Company, Beacon Property Management Corporation (the "Management Company") and Beacon Design Corporation, the operating results of the Company and The Beacon Group (the "Predecessor") are not directly comparable.

Results of Operations

    For discussion purposes, the results of operations for the year ended December 31, 1994 combine the operating results of the Predecessor for the period January 1, 1994 to May 25, 1994 and the operating results of the Company for the period May 26, 1994 to December 31, 1994.

    The Company's gross revenues increased by 102% from 1995 to 1996 and 122% from 1994 to 1995. The growth in gross revenues was primarily the result of the acquisition of 78 Properties comprising 9.1 million square feet in 1996, 5 Properties comprising 1.4 million square feet in 1995, and 6 Properties comprising 0.9 million square feet in 1994.


    The acquisition properties increased revenues from rental operations, which includes rental income, recoveries from tenants and other income, by $81.7 million from 1995 to 1996 and $47.2 million from 1994 to 1995. The remaining balance of the increase was primarily due to increases in occupancy and rental rates, completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996 and interest income earned on cash reserves.

    The impact of the straight-line rent adjustment increased consolidated revenues for the Company by $6.6 million in 1996, $3.7 million in 1995 and $1.9 million for the period May 26, 1994 to December 31, 1994. The impact of the straight-line rent adjustment increased the Company's equity in net income of property joint ventures and corporations by $0.1 million in 1996, $0.2 million in 1995 and $0.3 million for the period May 26, 1994 to December 31, 1994.

    Management fees were $3.0 million in 1996, $2.2 million in 1995 and $1.5 million in 1994. The increase from 1995 to 1996 of $0.8 million was the result of the management contract for 75-101 Federal Street, a Property in the which the Company purchased an approximate 52% interest in September 1995. The increase from 1994 to 1995 of $0.7 million was the result of Beacon Property Management, L.P., a fully consolidated entity, managing the joint venture properties effective January 1, 1995. In 1994, the Management Company, an entity accounted for under the equity method, managed the joint venture and unrelated third-party properties. The Predecessor reported the results of operations of the management of joint venture and unrelated third-party properties in revenues and expenses in its combined financial statements.

    Mortgage interest income for 1996 was $5.0 million and $2.5 million for 1995. The increase of $2.5 million was the result of the Company's acquisition of the remaining portions of the outstanding first mortgage indebtedness on the Rowes Wharf Property in 1996 and a full year of interest income in 1996 from those portions of the Rowes Wharf debt purchased in 1995. If the Company had owned all of its share of the Rowes Wharf debt for the full year in 1996, mortgage interest income would have been $5.6 million.

    The acquisition properties increased property expenses, real estate taxes and depreciation and amortization by $37.2 million from 1995 to 1996 and $24.0 million from 1994 to 1995. The remaining balance of the increase in these line items was primarily due to additional operating expenses as a result of an increase in occupancy and the completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996.

    General and administrative expenses were $19.3 million in 1996, $9.8 million in 1995 and $4.5 million in 1994. The acquisition properties increased general and administrative expenses by $3.7 million from 1995 to 1996 and $3.8 million from 1994 to 1995. The remaining balance of the increase was primarily due to an increase in corporate management and administrative costs with the largest increase in payroll expense of $2.2 million and rent expense of $1.0 million. The increase in corporate management and administrative costs was the result of the growth of the Company's portfolio of properties and the opening of the first regional office in Atlanta in 1996. General and administrative expenses as a percentage of total revenue were 10.5% in 1996, 10.7% in 1995 and 11.0% in 1994.

    Mortgage interest expense was $30.3 million in 1996, $15.2 million in 1995 and $7.8 million in 1994. The increase of $15.1 million from 1995 to 1996 was primarily the result of debt incurred or assumed in connection with the acquisition of the Perimeter Center Portfolio and the Fairfax County Portfolio. Interest expense associated with the mortgage debt placed on the Wellesley Office Park and Center Plaza Properties in 1996 was offset by a reduction of interest expense on the Company's floating-rate credit facility (the "Credit Facility") as a result of the mortgage proceeds being used to pay down the balance of the Credit Facility. The increase of $7.4 million from 1994 to 1995 was primarily due to the interest on the Credit Facility and debt assumed in connection with the acquisition of the 150 Federal Street Property and the remaining joint venture interest in the 175 Federal Street Property offset by the decrease in interest expense as a result of the discharge of mortgage debt in connection with the formation of the Company. The weighted average balance outstanding on the Credit Facility was $42.3 million for 1996, $99.7 million for 1995 and $50.4 million for the period May 26, 1994 to December 31, 1994.

    Interest-amortization of financing costs was $2.1 million in 1996, $1.4 million in 1995 and $1.0 million in 1994. The increase of $0.7 million from 1995 to 1996 was primarily the result of the amortization of financing costs associated with the Credit Facility and the mortgage debt on the Wellesley Office Park Properties, the Center Plaza Property and the Perimeter Center Portfolio. The increase of $0.4 million from 1994 to 1995 was primarily the result of the amortization of financing costs associated with the Credit Facility offset by the write-off of financing costs by the Predecessor as a result of the discharge of mortgage debt in connection with the formation of the Company.

    Equity in net income of joint ventures and corporations was $5.0 million in 1996, $3.2 million in 1995 and $1.1 million in 1994. The increase of $1.8 million from 1995 to 1996 was primarily the result of the acquisition of the equity investment in 75-101 Federal Street in September 1995. The increase of $2.1 million from 1994 to 1995 was primarily attributable to the Company acquiring the Center Plaza Property's debt, a controlling interest and fully consolidating the Property effective December 1, 1994. Increases in equity in net income of One Post Office Square and Polk and Taylor, as well as a new equity investment in 75-101 Federal Street, were offset by the decrease in equity in net income from Wellesley Office Park Building Six, 175 Federal Street and the Management Company.

    Discontinued operations from the Construction Company resulted in a $2.6 million loss in 1996, a $0.1 million loss in 1995 and $0.6 million income in 1994. The increase in loss of $2.5 million from 1995 to 1996 was primarily the result of several significant subcontractors working on construction contracts in Atlanta seeking bankruptcy and not completing their work. As a result, the Construction Company was forced to complete the projects using additional contractors which increased the total costs of the projects.

    In December 1996, substantially all of the assets of the Construction Company were sold to Skanska AB, a Swedish construction firm. In connection with the sale, the Company recorded its share of the loss of $0.2 million.

    As a result of transactions resulting in the formation of the Company (the "Formation Transactions"), no minority interest in the combined partnerships was recorded after May 25, 1994, resulting in a decrease compared to 1994 in minority interest in loss of combined partnerships.

    Extraordinary items, net of minority interest, were a $3.4 million loss in 1996 and an $8.9 million gain in 1994. In 1996, an extraordinary item, net of minority interest, of $1.9 million was recorded in connection with the write-off of fees and costs to acquire a $260 million mortgage loan provided by Paine Webber Real Estate Securities, Inc. used to acquire the Perimeter Center Portfolio (the "Paine Webber Acquisition Loan"). The Paine Webber Acquisition Loan was repaid in March 1996 approximately three years prior to its maturity. Also in 1996, an extraordinary item, net of minority interest, of $1.5 million was recorded in connection with the write-off of fees and costs of the Credit Facility which was substantially modified in June 1996. The extraordinary gain in 1994 related to the settlement of mortgage debt by the Predecessor on the Wellesley Office Park Buildings One to Five and Seven as a condition of transfer prior to the Formation Transactions.

Liquidity and Capital Resources

    Net cash provided by operating activities totaled $91.7 million in 1996, $32.5 million in 1995 and $12.6 million in 1994. The increase in the periods was primarily attributable to the incremental increase in cash flow from operations provided by the acquisition properties as well as an increase in security deposits and prepaid rents.

    Net cash used by investing activities totaled $1,097.8 million in 1996, $145.8 million in 1995 and $235.8 million in 1994. The increase from 1995 to 1996 was the result of the acquisition of Properties and the redevelopment of the Crosby Corporate Center and Wellesley Office Park Building Eight in 1996. The decrease from 1994 to 1995 was primarily a result of the Company's May 1994 initial public offering (the "Initial Offering") whereby the Company acquired its initial portfolio of 15 Properties totaling 4.4 million square feet.

    Net cash provided by financing activities totaled $1,037.7 million in 1996, $102.6 million in 1995 and $236.7 million in 1994. The increase from 1995 to 1996 was primarily due to an increase in proceeds from public stock offerings of the Company and the closing of mortgage debt on certain Properties. The decrease from 1994 to 1995 was primarily attributable to repayments on the Credit Facility in 1995.

    Cash and cash equivalents were $36.1 million at December 31, 1996 compared to $4.5 million at December 31, 1995. The increase was primarily the result of proceeds from 1996 public stock offerings of the Company in excess of the funds utilized for the 1996 acquisitions and the redevelopment of the Crosby Corporate Center and Wellesley Office Park Building Eight.

Investing Activities

    On February 15, 1996, the Company acquired the Perimeter Center Portfolio for approximately $322.2 million in cash and approximately $13.8 million of Units.

    During the second quarter of 1996, the Company and Equitable Life Assurance Society of the United States, on behalf of its Prime Property Fund ("Equitable"), the Company's partner in the Rowes Wharf Property, acquired the remaining portion of the outstanding first mortgage indebtedness on the Rowes Wharf Property that had been held by a bank lending group for $16.7 million. The mortgage debt was acquired at market value which was approximately 50% of the face value.

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

    On September 5, 1996, the Company acquired the Fairfax County Portfolio for aggregate consideration of $77 million consisting of assumption of mortgage debt of approximately $55.5 million and the issuance of approximately $21.5 million of Units. The Fairfax County Portfolio consists of the John Marshall I building, the E.J. Randolph building, the Northridge I building and the JM III Parcel.

    On October 18, 1996, the Company acquired a portfolio of two office buildings located in Rosslyn, Virginia (the "Rosslyn, Virginia Portfolio") for aggregate consideration of approximately $99 million. The Rosslyn, Virginia Portfolio consists of office buildings located at 1616 North Fort Myer Drive and 1300 North 17th Street.

    On November 15, 1996, the Company acquired a portfolio of nine office properties located in Burlington (suburban Boston), Massachusetts (the "New England Executive Park Portfolio") for aggregate consideration of approximately $75 million. An additional $17 million payment is payable on November 30, 1998, contingent upon meeting conditions regarding occupancy or rental income levels at the Property in 1998.

    On November 21, 1996, the Company acquired the 10960 Wilshire Boulevard Property located in Westwood, California for aggregate consideration of approximately $133 million.

    On November 21, 1996, the Company acquired The Riverview Building located in Cambridge, Massachusetts for aggregate consideration of approximately $45 million.

    On December 20, 1996, the Company acquired the Shoreline Technology Park and Lake Marriott Business Park located in suburban San Francisco for aggregate consideration of approximately $183.0 million.

    On December 27, 1996, the Company acquired the Presidents Plaza Property located in Chicago, Illinois for aggregate consideration of approximately $38.0 million in cash and the issuance of approximately $39.0 million of Units.

Financing Activities

    On January 9, 1996, the Company converted $55 million of the Credit Facility to permanent mortgage debt secured by the Wellesley Office Park Properties.

    On February 9, 1996, the Company converted $60 million of the Credit Facility to permanent mortgage debt secured by the Center Plaza Property.

    On February 15, 1996, the Company acquired the Perimeter Center Portfolio using the proceeds of the $260 million Paine Webber Acquisition Loan and the issuance of approximately $13.8 million of Units, with the balance funded from the Credit Facility.

    In March 1996, the Company sold 7,036,000 shares of Common Stock to the public at $26.25 per share and contributed the approximately $173.8 million net proceeds to the Operating Partnership in exchange for 7,036,000 Units. The net proceeds of the offering were used to repay a portion of the Paine Webber Acquisition Loan.

    On March 15, 1996, the Company closed on a $218 mortgage loan (the "MetLife Loan") provided by Metropolitan Life Insurance Company ("Met Life"). The proceeds of the MetLife Loan were used to repay the remaining portion of the Paine Webber Acquisition Loan and the outstanding balance of the Credit Facility.

    In August 1996, the Company sold 5,750,000 shares of Common Stock to the public at $25.75 per share and contributed the approximately $139.4 million net proceeds to the Operating Partnership in exchange for 5,750,000 Units. The net proceeds of the offering were used to purchase the New York Life Portfolio.

    In November 1996, the Company sold 13,723,000 shares of Common Stock to the public at $30.75 per share. In addition, in December 1996, the Company sold an additional 1,132,400 shares of Common Stock at an offering price of $33.465 per share to the underwriters of the November 1996 offering to cover a portion of their short position resulting from over-allotments. The Company contributed the approximately $436.7 million net proceeds to the Operating Partnership in exchange for 14,855,400 Units. The net proceeds of these offerings were used to purchase the various fourth quarter acquisitions with the balance added to cash reserves.

    On December 23, 1996, the Company refinanced the $16.5 million mortgage loan on the Northridge I Property to a $13.6 million mortgage loan with a 10-year term bearing interest at an annual rate of 8.19%. This mortgage loan requires monthly installments of interest only in years one and two and principal and interest during years three through ten based on a 25-year amortization schedule.

    On December 23, 1996, the Company also closed on a $15.0 million mortgage loan on the E.J. Randolph Property, and used the net proceeds to pay down the Credit Facility. On September 5, 1996, the Company paid off an $18.0 mortgage loan it assumed in connection with the acquisition of this Property using a draw on the Credit Facility.

    On January 28, 1997, the Company declared a dividend of $.4625 per common share payable on February 28, 1997 to stockholders of record on February 10, 1997.

Capitalization

    At December 31, 1996, the Company's total consolidated debt was approximately $605.2 million, and its total consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf Property debt in which the Company is a limited partner) was approximately $698.8 million. At December 31, 1996, the Company's outstanding consolidated debt consisted of approximately $153.0 million under the Credit Facility and approximately $452.2 million of fixed rate mortgage indebtedness with a weighted average rate of 7.22%, collateralized by Properties owned 100% by the Company. The Company's proportionate share of its current total unconsolidated debt (excluding the Rowes Wharf Property debt) consists of approximately $46.6 million on the One Post Office Square Property (in which the Company has a 50% general partner interest) and approximately $46.4 million on the 75-101 Federal Street Property (in which the Company owns approximately 52% of the common stock of a private REIT that owns the Property). The weighted average rate of the Company's unconsolidated fixed rate mortgage indebtedness is 7.47%. The weighted average rate of the Company's consolidated and unconsolidated fixed rate mortgage indebtedness is 7.27% and the weighted average maturity is nearly 7 years.

    Based on the Company's total market capitalization of $2,690.3 million at December 31, 1996 (at the December 31, 1996 closing stock price of $36.625 and including the 6,273,928 Units of minority interest in the Operating Partnership and the Company's consolidated and proportionate share of total unconsolidated debt), the Company's consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf Property debt) represented approximately 26% of its total market capitalization.

    In June 1996, the Company substantially modified the terms of the Credit Facility. Additionally, in July 1996, the maximum loan amount available under the Credit Facility was increased to $300 million. The new Credit Facility matures in June 1999. The Company has an interest rate protection agreement through May 1997 with respect to $135 million of the Credit Facility, which provides for offsetting payments to the Company in the event that 90-day LIBOR exceeds 9.47% per annum. Effective May 1997 through May 1999, the Company has an interest rate protection agreement with respect to $137.5 million of the Credit Facility, which provides for offsetting payments to the Company in the event that 90-day LIBOR exceeds 8.75% per annum. This interest rate protection arrangement may be applied during any four quarters in the period from May 1997 to May 1999.

    The Company utilizes the Credit Facility primarily to finance acquisitions of additional properties, although up to $30 million may be used for working capital purposes and $2.5 million is reserved under certain circumstances for capital expenditures. The Credit Facility is a recourse obligation of the Operating Partnership, is guaranteed by Company and is secured by cross-collateralized mortgages and assignments of rents on 29 of the Properties. The Company's ability to borrow under the Credit Facility is subject to the Company's compliance with a number of customary financial and other covenants on an ongoing basis, including loan-to-value ratio against the secured borrowing base not to exceed 60%, debt service coverage ratio of 1.5x for the secured borrowing base and 2.0x for the Company as a whole, a leverage ratio not to exceed 55%, with the ability to increase leverage to 66.67% for up to six months at a time, limitations on additional indebtedness and stockholders distributions, and a minimum net worth requirement. At December 31, 1996, the Company had the ability to borrow an additional $127.5 million under the Credit Facility.

    The Company has considered its short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualifications under the Internal Revenue Code of 1986, as amended. The Company believes that these needs will be fully funded from cash flows provided by operating activities.

    The Company expects to meet long-term (greater than 12 months) liquidity requirements for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non- recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Units and equity securities. The Company may finance the redevelopment or acquisition of additional properties by using its Credit Facility.

    Rental revenues, operating expense reimbursement income from tenants, and income from the management and design companies are the Company's principal sources to pay its operating expenses, debt service and recurring capital expenditures. The Company seeks to increase income from existing Properties by maintaining quality standards for its Properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Consequently, the Company believes its revenues will continue to provide the necessary funds for its operating expenses, debt service and recurring capital expenditures.

    During the year ended December 31, 1996, the Company paid quarterly dividends totaling $1.765 per common share, and intends to continue paying dividends quarterly. The Company expects to use cash flows from operating activities to fund dividends to stockholders.

    Principal sources of funds for acquisitions are expected to include income from operations, proceeds of offerings, amounts available under the Credit Facility, long-term secured and unsecured indebtedness and sale of real estate. In addition to funds from the above sources, properties or interests therein may also be acquired by the issuance of Units.

Environmental Matters

    The Company believes, based on their internal reviews, environmental site assessments performed by consultants, existing plans to mitigate and monitor the sites and financial commitments of certain prior owners and tenants, that the future costs relating to environmental remediation and compliance will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

Inflation

    Most of the Company's leases require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the risk to the Company of the adverse effects of inflation. Leases also vary in term from three years to 15 years, further reducing the risk to the Company of the adverse effects of inflation.

Item 8. Financial Statements and Supplementary Information

    See "Index to Financial Statements" on page F-1 of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Item 10. Directors and Officers

    The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Information Regarding Nominees and Directors."

Item 11. Executive Compensation

    The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Principal and Management Stockholders."

Item 13. Certain Relationships and Related Transactions

    The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) Financial Statements and Financial Statement Schedules

    See "Index to Financial Statements" on page F-1 of this Form 10-K.

    (b) Exhibits



Exhibit No.       Description
-----------       -----------
3.1(1)            Articles of Incorporation of the Company, as amended.
3.2(2)            Amended and Restated Bylaws of the Company.
3.3(2)            First Amendment to Amended and Restated Bylaws of the Company.
9.1(3)            Voting Trust Agreement between Edwin N. Sidman and Paula L. Sidman.
10.1              Amended and Restated Agreement of Limited Partnership of Beacon Properties, L.P.,
                  as amended.
10.2(4)           Amended and Restated 1994 Stock Option and Incentive Plan.
10.3(1)           Employment and Non-Competition Agreement between the Company and Alan M.
                  Leventhal.
10.4(1)           Form of Employment and Non-Competition Agreement between the Company and each of
                  Edwin N. Sidman and Norman B. Leventhal.
10.5(1)           Form of Indemnification Agreement between the Company and each of its directors and executive officers.
10.6(1)           Registration Rights Agreement among the Company, Richard L. Friedman and John L.
                  Hall, II dated May 26, 1994.
10.7(1)           Registration Rights Agreement Among the Company and certain partners of Beacon
                  Properties, L.P. dated May 26, 1994.
10.8(5)           Registration Rights Agreement Among the Company, Wellesley Office Realty Corp. and
                  Federal 175 Realty Corp. dated October 27, 1994.
10.9(7)           Registration Rights Agreement between the Company and TMPC, L.P. dated February
                  15, 1996.
10.10             Registration Rights Agreement among the Company and the Fairfax County Portfolio contributors dated September 5, 1996.


Exhibit No.       Description
-----------       -----------

10.11             Registration Rights Agreement between the Company and Metropolitan Life Insurance
                  Company dated December 27, 1996.
10.12(3)          Office/Retail Unit Lease, dated as of July 25, 1985 between Boston Redevelopment
                  Authority as Landlord and Rowes Wharf Associates as Tenant for the Office/Retail
                  Unit in the Condominium at Rowes Wharf, Boston, Massachusetts, as amended by a
                  First Amendment to Ground Lease, dated as of June 11, 1987.
10.13(3)          Lease Agreement, dated as of January 28, 1988, between Massachusetts Bay
                  Transportation Authority, as Landlord and Beacon South Station Associates, L.P. as
                  Tenant, as amended by a Lease Modification Agreement dated as of September 30,
                  1988, and a Second Amendment to Lease dated as of August 1, 1989.
10.14(6)          Option Agreement (Second Tier Noteholders Loan) by and between CP Holding Corp. as
                  Trustee of the Note Holding Trust under Indenture of Trust dated as of November
                  30, 1994 and Beacon Properties, L.P.
10.15(6)          Option Agreement (Limited Partnership Interest) by and between CP Holding Corp. as
                  Trustee of the Partnership Holding Trust under Indenture of Trust dated November
                  30, 1994 and Beacon Properties, L.P.
10.16(7)          Agreement of Purchase and Sale by and between Metropolitan Life Insurance Company and Beacon Properties, L.P. dated December 19, 1995.
10.17(7)          Contribution Agreement by and among Taylor & Mathis Enterprises, L.P., Taylor &
                  Mathis LTD., Taylor & Mathis/South Terraces, LTD. and Beacon Properties, L.P.
                  dated December 19, 1995.
10.18(7)          Addendum to Contribution Agreement by and among Taylor & Mathis Enterprises, L.P.,
                  Taylor & Mathis, LTD., Taylor & Mathis/South Terraces, LTD and Beacon Properties,
                  L.P. dated December 19, 1995.
10.19(8)          Option Agreement dated March 18, 1996 among John Marshall Associates Limited
                  Partnership, Greensboro Associates Limited Partnership, Woodland-Northridge I
                  Limited Partnership, Pimpernell Estates Limited Partnership, Goodridge Drive
                  Associates Limited Partnership and Beacon Properties, L.P.
10.20(8)          First Amendment to Option Agreement dated May 17, 1996 among John Marshall
                  Associates Limited Partnership, Greensboro Associates Limited Partnership,
                  Woodland-Northridge I Limited Partnership, Pimpernell Estates Limited Partnership,
                  Goodridge Drive Associates Limited Partnership and Beacon Properties, L.P.
10.21(8)          Second Amendment to Option Agreement dated May 31, 1996 among John Marshall
                  Associates Limited Partnership, Greensboro Associates Limited Partnership,
                  Woodland-Northridge I Limited Partnership, Pimpernell Estates Limited Partnership,
                  Goodridge Drive Associates Limited Partnership and Beacon Properties, L.P.
10.22(8)          Third Amendment to Option Agreement dated June 21, 1996 among John Marshall
                  Associates Limited Partnership, Greensboro Associates Limited Partnership,
                  Woodland-Northridge I Limited Partnership, Pimpernell Estates Limited Partnership,
                  Goodridge Drive Associates Limited Partnership and Beacon Properties, L.P.
10.23(8)          Sale and Purchase Agreement between New York Life Insurance Company and Beacon
                  Properties, L.P., dated as of July 19, 1996.
10.24(9)          Purchase and Sale Agreement between LaSalle Fund II and Beacon Properties, L.P.
                  dated as of September 20, 1996.
10.25(9)          First Amendment to Purchase and Sale Agreement between LaSalle Fund II and Beacon
                  Properties, L.P., dated as of October 2, 1996.
10.26(9)          Purchase and Sale Contract between New England Executive Park Limited Partnership, et al and Beacon Properties, L.P. dated as of November 1, 1996.
10.27(9)          Agreement of Purchase and Sale and Joint Escrow Instructions between 10960
                  Property Corporation and Beacon Properties, L.P. dated October 3, 1996.
10.28(10)         Contract of Sale between WRC Properties, Inc. and Beacon Properties, L.P. dated as of December 19, 1996.


Exhibit No.       Description
-----------       -----------

10.29(10)         Sale and Contribution Agreement between Metropolitan Life Insurance Company and
                  Beacon Properties, L.P., dated as of November 20, 1996, including Exhibit T to
                  Sales and Contribution Agreement.
10.30(11)         Restated Revolving Credit Agreement among Beacon Properties, L.P., Beacon
                  Properties Corporation and the First National Bank of Boston, dated June 27, 1996.
10.31(11)         Amendment No. 1 to the Restated Revolving Credit Agreement among Beacon
                  Properties, L.P., Beacon Properties Corporation and the First National Bank of
                  Boston, dated July 18, 1996.
10.32             Loan Agreement between Beacon Properties, L.P. and Metropolitan Life Insurance
                  Company, dated March 15, 1996.
10.33             Mortgage, Security Agreement and Fixture Filing by Wellesley Holding, L.P., Wellesley Holding II,
                  L.P. and Beacon Properties, L.P. to Connecticut General Life Insurance Company, dated January 8, 1996.
10.34             Mortgage, Security Agreement and Fixture Filing by Center Plaza Associates Limited Partnership to
                  Connecticut General Life Insurance Company, dated February 9, 1996.
21.1              Subsidiaries of the Registrant
23.1              Consent of Coopers & Lybrand L.L.P.
27.1              Financial Data Schedule

---------------
 (1) Filed as part of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference.

 (2) Filed as part of the Company's Registration Statement on Form S-3 (File No. 333-17237) and incorporated herein by reference.

 (3) Filed as part of the Company's Registration Statement on Form S-11 (File No. 33-76316) and incorporated herein by reference.

 (4) Filed as part of the Company's Registration Statement on Form S-8 (File No. 333-10417) and incorporated herein by reference.

 (5) Filed as part of the Company's Registration Statement on Form S-11 (File No. 33-88606) and incorporated herein by reference.

 (6) Filed as part of the Company's Current Report on Form 8-K dated December 1, 1994 and incorporated herein by reference.

 (7) Filed as part of the Company's Current Report on Form 8-K dated February 15, 1996 and incorporated herein by reference.

 (8) Filed as part of the Company's Current Report on Form 8-K dated July 23, 1996 and incorporated herein by reference.

 (9) Filed as part of the Company's Current Report on Form 8-K dated October 18, 1996 and incorporated herein by reference.

(10) Filed as part of the Company's Current Report on Form 8-K dated December 20, 1996 and incorporated herein by reference.

(11) Filed as part of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.

    (c) Reports on Form 8-K

    A Report on Form 8-K dated October 18, 1996 (as amended by Form 8-K/A-1, 8-K/A-2 and 8-K/A-3) was filed which included information regarding Items 2, 5 and 7. Included in Item 7 were financial statements, pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisitions of the Rosslyn, Virginia Portfolio, New England Executive Park Portfolio, The Riverview Building and 10960 Wilshire Boulevard.

    A Report on Form 8-K dated December 18, 1996 was filed which included information regarding Item 5. The Form 8-K was filed in connection with the execution of an Underwriting Agreement of 1,132,400 shares of common stock in December 1996.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Beacon Properties Corporation

                                      By: /s/ Robert J. Perriello
                                      ------------------------------------------
                                      Robert J. Perriello, Senior Vice President
                                      and Chief Financial Officer

Dated: March 21, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                             Title                           Date
 ----------------------------------------------------------------------    --------------
/s/ Alan M. Leventhal
Alan M. Leventhal            President, Chief Executive Officer, and
                             Director (Principal Executive Officer)        March 21, 1997

/s/ Edwin N. Sidman
Edwin N. Sidman              Chairman of the Board of Directors            March 21, 1997

/s/ Lionel P. Fortin
Lionel P. Fortin             Executive Vice President, Chief Operating
                             Officer and Director                          March 21, 1997

/s/ Robert J. Perriello
Robert J. Perriello          Senior Vice President and Chief Financial
                             Officer (Principal Financial Officer and
                             Principal Accounting Officer)                 March 21, 1997

/s/ Norman B. Leventhal
Norman B. Leventhal          Director                                      March 21, 1997

/s/ Graham O. Harrison
Graham O. Harrison           Director                                      March 21, 1997

/s/ William F. McCall, Jr.
William F. McCall, Jr.       Director                                      March 21, 1997


Steven Shulman               Director                                      March 21, 1997

/s/ Scott M. Sperling
Scott M. Sperling            Director                                      March 21, 1997

/s/ Dale F. Frey
Dale F. Frey                 Director                                      March 21, 1997

                        BEACON PROPERTIES CORPORATION
                      CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                 Page(s)
Report of Independent Accountants                                                F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 1996 and 1995                     F-3
Consolidated Statements of Operations for the years ended
 December 31, 1996 and 1995 and the period May 26, 1994 to
   December 31, 1994 and for the Predecessor for the period
   January 1, 1994 to May 25, 1994                                               F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1996 and 1995 and the period May 26, 1994 to
   December 31, 1994 and for the Predecessor for the period
   January 1, 1994 to May 25, 1994                                               F-5
Consolidated Statements of Cash Flows for the years ended
 December 31, 1996 and 1995 and the period May 26, 1994 to
   December 31, 1994 and for the Predecessor for the period
   January 1, 1994 to May 25, 1994                                               F-6 to F-7
Notes to Consolidated Financial Statements                                       F-8 to F-23
Report of Independent Accountants on Financial Statement Schedules               F-24 to F-29

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Beacon Properties Corporation:



We have audited the consolidated balance sheets of Beacon Properties Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994. We have also audited the combined statement of operations, owners' equity and cash flows of the Predecessor, more fully described in Note 1, for the period January 1, 1994 to May 25, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Properties Corporation as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994, and the combined results of operations and cash flows of the Predecessor for the period January 1, 1994 to May 25, 1994 in conformity with generally accepted accounting principles.



Boston, Massachusetts                             /s/ Coopers & Lybrand L.L.P.
January 28, 1997

                        BEACON PROPERTIES CORPORATION
                         CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)



                                                                                          December 31,
                                                                                    -------------------------
                                                                                        1996         1995
                                                                                    ------------- -----------
ASSETS
Real estate:
 Land                                                                                $  213,858    $ 43,077
 Buildings, improvements and equipment                                                1,477,672     428,065
                                                                                    ------------- -----------
                                                                                      1,691,530     471,142
 Less accumulated depreciation                                                           97,535      66,571
                                                                                    ------------- -----------
                                                                                      1,593,995     404,571
Deferred financing and leasing costs, net of accumulated amortization of $16,370
  and $14,509                                                                            17,321       9,486
Cash and cash equivalents                                                                36,086       4,501
Restricted cash                                                                           2,599       2,764
Accounts receivable                                                                      11,609       6,128
Accrued rent                                                                             13,065       6,493
Prepaid expenses and other assets                                                         1,093       8,060
Mortgage notes receivable                                                                51,491      34,778
Investments in and advance to joint ventures and corporations                            52,153      58,016
                                                                                    ------------- -----------
    Total assets                                                                     $1,779,412    $534,797
                                                                                    ============= ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                                                 452,212      70,536
 Note payable, Credit Facility                                                          153,000     130,500
 Accounts payable, accrued expenses and other liabilities                                41,764      14,022
 Investment in joint venture                                                             24,735      23,955
                                                                                    ------------- -----------
    Total liabilities                                                                   671,711     239,013
                                                                                    ------------- -----------
Commitments and contingencies                                                                --          --
Minority interest in Operating Partnership                                              108,551      36,962
                                                                                    ------------- -----------
Stockholders' equity:
 Common stock, $.01 par value, authorized 100,000,000 shares, issued and
   outstanding 48,116,480 and 20,215,822 shares                                             481         202
 Additional paid-in capital                                                           1,022,110     267,727
 Cumulative net income                                                                   60,047      23,715
 Cumulative dividends                                                                   (83,488)    (32,822)
                                                                                    ------------- -----------
    Total stockholders' equity                                                          999,150     258,822
                                                                                    ------------- -----------
    Total liabilities and stockholders' equity                                       $1,779,412    $534,797
                                                                                    ============= ===========


    The accompanying notes are an integral part of these consolidated financial statements.

                        BEACON PROPERTIES CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)



                                                                                              Predecessor
                                                                                            ----------------
                                                                          For the Period     For the Period
                                         Year Ended       Year Ended      May 26, 1994 to   January 1, 1994
                                       Dec. 31, 1996    Dec. 31, 1995    December 31, 1994  to May 25, 1994
                                     ----------------  ----------------  ------------------ ----------------
Revenues:
 Rental income                          $   147,825      $    71,050        $    25,144          $5,776
 Management fees                              3,005            2,203                 --           1,521
 Recoveries from tenants                     16,719            9,742              4,488           1,040
 Mortgage interest income                     4,970            2,546                 --              --
 Other income                                11,272            5,502              2,301             675
                                     ----------------  ----------------  ------------------ ----------------
 Total revenues                             183,791           91,043             31,933           9,012
                                     ----------------  ----------------  ------------------ ----------------
Expenses:
 Property expenses                           37,211           18,090              7,034           2,086
 Real estate taxes                           18,124           10,217              3,325             595
 General and administrative                  19,331            9,755              3,122           1,399
 Mortgage interest expense                   30,300           15,226              4,992           2,798
 Interest--amortization of financing
  costs                                       2,084            1,370                617             373
 Depreciation and amortization               33,184           17,428              6,924           2,385
                                     ----------------  ----------------  ------------------ ----------------
 Total expenses                             140,234           72,086             26,014           9,636
                                     ----------------  ----------------  ------------------ ----------------
Income (loss) from operations                43,557           18,957              5,919            (624)
Equity in net income of joint
  ventures and corporations                   4,989            3,234                929             198
                                     ----------------  ----------------  ------------------ ----------------
Income (loss) from continuing
  operations                                 48,546           22,191              6,848            (426)
Discontinued
  operations--Construction Company:
 Income (loss) from operations               (2,609)             (12)               477             102
 Loss on sale                                  (249)              --                 --              --
                                     ----------------  ----------------  ------------------ ----------------
Income (loss) before minority
  interest                                   45,688           22,179              7,325            (324)
Minority interest in loss of
  combined partnerships                          --               --                 --             931
Minority interest in Operating
  Partnership                                (5,988)          (4,119)            (1,670)             --
                                     ----------------  ----------------  ------------------ ----------------
Income before extraordinary items            39,700           18,060              5,655             607
Extraordinary items, net of minority
  interest                                   (3,368)              --                 --           8,898
                                     ----------------  ----------------  ------------------ ----------------
Net income                              $    36,332      $    18,060        $     5,655          $9,505
                                     ================  ================  ================== ================
Income before extraordinary items
  per common share                      $      1.32      $      1.09        $       .48              --
Extraordinary items per common share          (0.11)              --                 --              --
                                     ----------------  ----------------  ------------------ ----------------
Net income per common share             $      1.21      $      1.09        $       .48              --
                                     ================  ================  ================== ================
Weighted average common shares
  outstanding                            29,932,327       16,525,245         11,816,380              --
                                     ================  ================  ================== ================


    The accompanying notes are an integral part of these consolidated financial statements.

                        BEACON PROPERTIES CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (dollars in thousands, except per share amounts)



                                                        Stockholders' Equity                       Predecessor
                                   --------------------------------------------------------------- ------------
                                       Common Stock
                                   ----------------------
                                                           Additional                                Owners'
                                     Shares                 Paid-in      Cumulative   Cumulative     Equity
                                     Issued      Amount     Capital      Net Income    Dividends    (Deficit)
                                  -------------  --------------------- ------------- ------------  ------------
Balance at December 31, 1993                                                                        $(57,954)
Net income from January 1, 1994
  to May 25, 1994                                                                                      9,505
Contributions and other, net of
  distributions from January 1,
  1994 to May 25, 1994                                                                                 1,083
Issuance of stock for cash--
 May 26, 1994--Initial Offering    11,117,850     $111     $  173,341                                     --
Issuance of stock in connection
  with purchase of minority
  interests                           698,530        7         11,868                                     --
Charge to reflect carryover of
  historical basis of accounting
  and recognition of minority
  interest in Operating
  Partnership for continuing
  investors                                --       --        (77,600)                                47,366
Net income from May 26, 1994 to
  December 31, 1994                        --       --             --     $ 5,655                         --
Dividends declared ($0.96 per
  share)                                   --       --             --          --      $(11,344)          --
                                  -------------  --------------------- ------------- ------------  ------------
Balance at December 31, 1994       11,816,380      118        107,609       5,655       (11,344)          --
Issuance of stock                   8,341,050       84        159,236          --            --           --
Issuance of stock under dividend
  reinvestment and share purchase
  plan                                 25,437       --            492          --            --           --
Issuance of stock by exercise of
  options                              12,367       --            216          --            --           --
Issuance of stock in exchange
  for Operating Partnership unit
  redemptions                          20,588       --            174          --            --           --
Net income                                 --       --             --      18,060            --           --
Dividends declared ($1.24 per
  share)                                   --       --             --          --       (21,478)          --
                                  -------------  --------------------- ------------- ------------  ------------
Balance at December 31, 1995       20,215,822      202        267,727      23,715       (32,822)          --
Issuance of stock                  27,641,400      276        749,589          --            --           --
Issuance of stock under dividend
  reinvestment and share purchase
  plan                                101,431        1          2,647          --            --           --
Issuance of stock by exercise of
  options                              97,827        1          1,662          --            --           --
Issuance of stock in exchange
  for Operating Partnership unit
  redemptions                          60,000        1            485          --            --           --
Net income                                 --       --             --      36,332            --           --
Dividends declared ($1.765 per
  share)                                   --       --             --          --       (50,666)          --
                                  -------------  --------------------- ------------- ------------  ------------
Balance at December 31, 1996       48,116,480     $481     $1,022,110     $ 60,047     $(83,488)    $   --
                                  =============  ===================== ============= ============  ============



    The accompanying notes are an integral part of these consolidated financial statements.

                        BEACON PROPERTIES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               (dollars in thousands, except per share amounts)



                                                                                              Predecessor
                                                                                            ----------------
                                                                          For the Period     For the Period
                                         Year Ended       Year Ended      May 26, 1994 to   January 1, 1994
                                       Dec. 31, 1996    Dec. 31, 1995    December 31, 1994  to May 25, 1994
                                     ----------------  ----------------  ------------------ ----------------
Cash flows from operating
  activities:
 Net income                             $    36,332       $  18,060          $    5,655         $ 9,505
                                     ----------------  ----------------  ------------------ ----------------
 Adjustments to reconcile net income
  to net  cash provided by operating
  activities:
   Increase in accrued rent                  (6,572)         (3,741)              (915)          (1,181)
   Depreciation, amortization and
  interest--
     amortization of financing costs         35,268          18,798              7,541            2,848
   Equity in net income of joint
  ventures    and corporations               (2,131)         (3,222)              (469)            (201)
   Minority interest in loss of
  combined    partnerships                       --              --                 --           (1,519)
   Minority interest in Operating
     Partnership                              5,988           4,119              1,670               --
   Extraordinary items                        3,368              --                 --           (8,898)
   Deferred interest                             --              --                 --              367
   Increase in accounts receivable           (5,481)         (1,746)            (3,385)            (376)
   (Increase) decrease in prepaid
  expenses    and other assets                 (333)            (82)             2,388           (1,940)
   Increase (decrease) in accounts
     payable, accrued expenses and
  other    liabilities                       25,243             332               (107)           1,636
                                     ----------------  ----------------  ------------------ ----------------
    Total adjustments                        55,350          14,458              6,723           (9,264)
                                     ----------------  ----------------  ------------------ ----------------
    Net cash provided by operating
      activities                             91,682          32,518             12,378              241
                                     ----------------  ----------------  ------------------ ----------------
Cash flows from investing
  activities:
 Property additions                      (1,088,775)        (67,610)          (204,582)            (978)
 Payment of deferred leasing costs           (6,157)         (2,646)            (1,010)            (124)
 Decrease (increase) in prepaid
  expenses and  other assets                  5,000          (5,000)                --               --
 Purchase of minority interests                  --              --            (11,688)              --
 Investments in joint ventures                   --              --            (15,802)              --
 Distributions from joint ventures            8,727           3,692              1,637               --
 Investments in and advance to
  corporations                                   --         (41,471)            (5,800)              --
 Cash from contributed assets                    --              --              6,978               --
 Restricted cash from contributed
  assets                                         --              --                420               --
 Purchase of mortgage notes
  receivable                                (16,713)        (34,778)                --               --
 Decrease (increase) in restricted
  cash                                          165           2,063             (4,827)              --
                                     ----------------  ----------------  ------------------ ----------------
  Net cash used by investing
  activities                             (1,097,753)       (145,750)          (234,674)          (1,102)
                                     ----------------  ----------------  ------------------ ----------------



    The accompanying notes are an integral part of these consolidated financial statements.

                        BEACON PROPERTIES CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued
               (dollars in thousands, except per share amounts)



                                                                                              Predecessor
                                                                                            ----------------
                                                                          For the Period     For the Period
                                         Year Ended       Year Ended      May 26, 1994 to   January 1, 1994
                                       Dec. 31, 1996    Dec. 31, 1995    December 31, 1994  to May 25, 1994
                                     ----------------  ----------------  ------------------ ----------------
Cash flows from financing
  activities:
 Proceeds from offerings                 $  754,778       $ 160,028          $173,452           $   --
 Owners' contributions                           --              --                --               412
 Owners' distributions                           --              --                --            (4,329)
 Borrowings on Credit Facility              468,000         124,700           130,300                --
 Borrowings on mortgage notes               608,000              --                --               874
 Repayments on Credit Facility             (445,500)       (124,500)               --                --
 Repayments on mortgage notes              (281,814)        (20,400)          (49,677)             (460)
 Advances (repayments of) amounts
  due to affiliates                              --              --            (5,355)            2,800
 Payment of deferred financing costs         (9,811)         (2,457)           (2,852)              (13)
 Decrease (increase) in prepaid
  expenses and  other assets                  2,300          (2,300)               --                --
 Distributions paid to minority
  interests                                  (7,631)         (6,230)           (1,858)               --
 Dividends paid to stockholders             (50,666)        (26,205)           (6,617)               --
                                     ----------------  ----------------  ------------------ ----------------
  Net cash provided (used) by
  financing  activities                   1,037,656         102,636           237,393              (716)
                                     ----------------  ----------------  ------------------ ----------------
Net increase (decrease) in cash and
  cash equivalents                           31,585         (10,596)           15,097            (1,577)
Cash and cash equivalents, beginning
  of period                                   4,501          15,097                --             6,150
                                     ----------------  ----------------  ------------------ ----------------
Cash and cash equivalents, end of
  period                                 $   36,086       $   4,501          $ 15,097           $ 4,573
                                     ================  ================  ================== ================
Supplemental disclosures:
 Cash paid during the period for
  interest                               $   28,777       $  14,738          $  5,278           $ 2,811
Noncash activities:
 Acquisition of interests in
  properties                                     --              --            22,721                --
 Increase in minority interest as a
  result of  acquisition of
  interests in properties                    74,226              --             9,200                --
 Liabilities assumed in connection
  with  contributions and
  acquisitions of  properties                55,529             861            93,518                --
 Dividends declared to stockholders              --              --             4,727                --
 Distributions declared to minority
  interest                                       --              --             1,524                --
 Receivable from equity investment              781           1,057                --                --
 Redemption of Operating Partnership
  units  for common stock                       486             174                --                --
 Common stock issued in connection
  with  purchase of minority
  interests                                      --              --            11,875                --



    The accompanying notes are an integral part of these consolidated financial statements.

                        BEACON PROPERTIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)



1. Organization, Offerings and Acquisitions:



Beacon Properties Corporation (the "Company") was incorporated on March 4, 1994 as a Maryland corporation, and commenced operations effective with the completion of its initial offering on May 26, 1994. The Company qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Concurrent with the initial offering, the Company contributed its interests in two properties and the net proceeds of the offering which approximated $173.5 million in exchange for an approximate 78% interest in Beacon Properties, L.P., (the "Operating Partnership"), which became the successor entity to The Beacon Group (the "Predecessor").


The Company was formed to continue and expand the commercial real estate development, construction, acquisition, leasing, design and management business of the Predecessor. Prior to the initial offering, the Predecessor was comprised of interests in 13 office properties and entities which provided design, leasing, development and construction services to each of the properties and unrelated third parties.

During 1995, the Company completed three offerings totaling 8,341,050 shares of common stock. The net proceeds from these offerings totaling $159.3 million were used primarily to retire indebtedness incurred to acquire new properties and to acquire additional properties.

During 1996, the Company completed three offerings totaling 27,641,400 shares of common stock. The net proceeds from these offerings totaling $749.9 million were used primarily to acquire additional properties.


The following schedule summarizes the Company's interest in the properties as a result of its initial and subsequent offerings, and the related acquisition of properties and partnership interests. All properties have been consolidated by the Company and its Predecessor unless otherwise indicated in the notes:


                                                           Date        Rentable      Ownership
                                                       Acquired by      Area in     Interest at    Accounting
                                                       the Company    Square Feet    12/31/96     Method Notes
                                                       -------------  ------------- --------------------------
Properties:
Wellesley Office Park--Buildings 1-8, Wellesley, MA            (A)       623,000        100%           (E)
Crosby Corporate Center, Bedford, MA                           (B)       336,000        100%
South Station, Boston, MA                                      (B)       149,000        100%
175 Federal Street, Boston, MA                                 (B)       203,000        100%           (E)
One Post Office Square, Boston, MA                             (B)       764,000         50%           (D)
Center Plaza, Boston, MA                                       (B)       649,000        100%
Rowes Wharf, Boston, MA                                        (B)       344,000         45%           (F)
150 Federal Street, Boston, MA                                 (B)       530,000        100%
Polk and Taylor Buildings, Arlington, VA                       (B)       890,000         10%           (G)
One Canal Park, Cambridge, MA                             6/10/94        100,000        100%
Westwood Business Centre, Westwood, MA                    6/10/94        160,000        100%
Russia Wharf, Boston, MA                                  8/10/94        315,000        100%
Westlakes Office Park--Buildings 1-3 and 5, Berwyn,
  PA                                                           (C)       444,000        100%
75-101 Federal Street, Boston, MA                         9/29/95        812,000         52%           (H)
Two Oliver Street and 147 Milk Street, Boston, MA         10/6/95        271,000        100%
Ten Canal Park, Cambridge, MA                            12/21/95        110,000        100%
Perimeter Center, Atlanta, GA                             2/15/96      3,302,000        100%
1333 H Street, N.W., Washington, D.C.                     8/16/96        239,000        100%
AT&T Plaza, Oak Brook, IL                                 8/16/96        225,000        100%
Tri-State International, Lincolnshire, IL                 8/16/96        548,000        100%
John Marshall I, McLean, VA                                9/5/96        261,000        100%
E.J. Randolph, McLean, VA                                  9/5/96        165,000        100%
                                                   Continued


                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)

                                                           Date        Rentable      Ownership
                                                       Acquired by      Area in     Interest at    Accounting
                                                       the Company    Square Feet    12/31/96     Method Notes
                                                       -------------  ------------- --------------------------

Northridge I, Herndon, VA                                  9/5/96        124,000        100%
1300 North 17th Street, Rosslyn, VA                      10/18/96        373,000        100%
1616 North Fort Myer Drive, Rosslyn, VA                  10/18/96        293,000        100%
New England Executive Park, Burlington, MA               11/15/96        817,000        100%
The Riverview Building, Cambridge, MA                    11/21/96        263,000        100%
10960 Wilshire Boulevard, Westwood, CA                   11/21/96        544,000        100%
Shoreline Technology Park, Mountain View, CA             12/20/96        727,000        100%
Lake Marriott Business Park, Santa Clara, CA             12/20/96        400,000        100%
Presidents Plaza, Chicago, IL                            12/27/96        791,000        100%
                                                                      -------------
                                                                      15,772,000
                                                                      =============
Service Entities:
Beacon Construction Company, Inc.                              (B)                       99%           (I)
Beacon Property Management, L.P.                               (B)                      100%
Beacon Property Management Corporation                         (B)                       99%           (I)
Beacon Design Corporation                                      (B)                       99%           (I)
Beacon Design, L.P.                                            (B)                      100%

(A) Wellesley Building 8 was acquired May 4, 1995. Interests in the remaining Wellesley Buildings were contributed as part of the initial public offering.

(B) Interests in this property or company were contributed or acquired as part of the initial public offering.

(C) Westlakes Buildings 1, 3 and 5 were acquired October 21, 1994. Westlakes Building 2 was acquired July 26, 1995.

(D) The Company is a general partner in the joint venture which owns the property and utilizes the equity method of accounting for its investment.

(E) On October 28, 1994, the Company acquired the remaining interest in the 175 Federal Street and Wellesley 6 Joint Ventures which owned these properties. Prior to the acquisition of the remaining interest, the Company and its Predecessor used the equity method of accounting for its investments.

(F) The Company owns an indirect limited partner interest and utilizes the equity method of accounting for its investment.

(G) The Company owns a 1% general partner interest and a 9% limited partner interest and utilizes the equity method of accounting for its investment.

(H) The Company is a shareholder in the corporation (private REIT) which owns the property and utilizes the equity method of accounting for its investment.

(I) The Company used the cost method of accounting for its investments in these subsidiaries prior to 1995. The Company currently uses the equity method of accounting for its investments. (See Note 2).

2. Summary of Significant Accounting Policies:

Business

    The Company is a self-managed and self-administered real estate investment trust (a "REIT") which currently has interests in a portfolio of 104 Class A office properties and other commercial properties containing approximately
15.8 million rentable square feet located in Boston, Atlanta, Chicago, Los Angeles, Philadelphia, San Francisco, and Washington, D.C.

    The Company also owns and operates commercial real estate development, acquisition, leasing, design and management businesses. The Company manages approximately 2.9 million square feet of commercial and office space owned by third parties in various locations, including Boston, Waltham, and Springfield, Massachusetts and Chicago, Illinois.

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


Principles of Consolidation

    The accompanying financial statements of the Company have been prepared on a consolidated basis which include all the accounts of the Company, its majority owned Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's consolidated financial statements reflect the properties acquired at their historical basis of accounting to the extent of the acquisition of interests from the Predecessors' owners who continued on as investors. The remaining interests acquired from the Predecessors' owners have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis was allocated to real estate. The consolidated financial statements of the Company include, along with the contributed properties of the Predecessor, significant acquisitions of properties and ownership interests subsequent to the initial public offering; consequently, the operating results of the Company are not directly comparable to the Predecessor.

    The accompanying financial statements of the Predecessor have been presented on a combined basis which include all of the contributed properties and the management, leasing, and design entities.

Real Estate

    Buildings and improvements are recorded at cost and are depreciated on the straight-line and declining balance methods over their estimated useful lives of nineteen to forty years and fifteen to twenty years, respectively. The cost of buildings and improvements includes the purchase price of the property or interests in property, legal fees, acquisition costs, interest, property taxes and other costs incurred during the period of construction.
The Company capitalized interest costs of $1.0 million in 1996, $0.1 million in 1995, and $0 in 1994. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company periodically reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company would recognize an impairment loss. No such losses have been recognized to date.

    Tenant improvements are depreciated over the terms of the related leases. Furniture, fixtures and equipment are depreciated using straight-line and declining balance methods over their expected useful lives of five to seven years.

    Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments which extend the economic useful life of the assets are capitalized.

Deferred Financing and Leasing Costs

    Deferred financing costs include fees and costs incurred to obtain long-term financings, and are amortized over the terms of the respective loans on a basis which approximates the interest method. Deferred leasing costs incurred in the successful negotiation of leases, including brokerage, legal and other costs, have been deferred and are being amortized on a straight-line basis over the terms of the respective leases.

Cash and Cash Equivalents

    Cash and cash equivalents consist of highly liquid assets with original maturities of three months or less from the date of purchase. The majority of the Company's cash and cash equivalents are held at major commercial banks. The Company has not experienced any losses to date on its invested cash. The carrying value of the cash and cash equivalents approximate market.

Restricted Cash

    Restricted cash consists of cash held in escrow as required by lenders to satisfy real estate taxes and tenant improvement costs.

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)

Investments in and Advance to Joint Ventures and Corporations

    The Company and Predecessor use the equity method of accounting for their earnings in property joint ventures and corporations which it does not control. Losses in excess of investments are not recorded where the Company or the Predecessor is a limited partner and has not guaranteed nor intends to provide any future financial support to the respective properties.

    The Company utilized the cost method in 1994 for its earnings from service corporations. In 1995, the Company adopted the accounting prescribed in Emerging Issues Task Force Issue 95-6 "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation" and utilized the equity method for its investment in and earnings of service corporations. The effect of this change on 1994 results was not material and such amounts have been reclassified to conform to the 1995 presentation.

Mortgage Notes Receivable

    Discounts from the principal balance on mortgage notes receivable, net of acquisition costs, are amortized as interest income over the term of the related notes using the effective yield method, based on management's evaluation of the current facts and circumstances and the ultimate ability to collect the principal balance of such notes.

Offering Costs

    Underwriting commissions and offering costs incurred in connection with the initial and subsequent offerings have been reflected as a reduction of additional paid-in capital.

Revenue Recognition

    Base rental income is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenues for the Company by $6.6 million, $3.7 million and $0.9 million and increased the Company's equity in net income of property joint ventures and corporations by $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994, respectively. Construction income of the Predecessor was recognized on the percentage-of-completion method on the basis of costs incurred and expected to be incurred. Management fees are recognized when they are earned.

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing with its taxable period ended December 31, 1994. As a result, the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Certain subsidiaries are subject to federal and state income tax on their taxable income at regular corporate rates.

    The Predecessor was not a legal entity subject to income taxes. No federal or state income taxes were applicable to the entities that managed and owned the properties; accordingly, none have been provided in the accompanying combined financial statements.

Interest Rate Protection Agreements

    The Company has entered into interest rate protection agreements to reduce the impact of certain changes in interest rates on its variable rate debt. These agreements are accounted for as a hedge. Amounts paid for the agreements are amortized over the lives of the agreements on a basis which approximates the interest method.

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


Payments under interest rate swap agreements are recognized as adjustments to interest expense when incurred. The Company's policy is to write-off unamortized amounts paid under interest rate protection agreements, when the related debt is paid off or there is a termination of the agreements prior to their maturity. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate protection agreements. However, the Company does not anticipate nonperformance by the counterparties.

Per Share Data

    The assumed exercise of outstanding share options, using the treasury stock method, is not dilutive and, therefore, such amounts are not presented (see Note 9). The income tax status of dividends declared during the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994 are as follows:

                            1996     1995      1994
                            ----     ----      ----
Ordinary income              91%      87%       66%
Return of capital             9%      13%       34%

Risks and Uncertainties

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Reclassifications

    Certain prior year balances have been reclassed to conform with current year presentation.

3. Accounts Receivable:

                                            December 31,
                                        --------------------
                                           1996       1995
                                         --------- ---------
Tenants                                   $ 5,072    $2,137
Other                                       4,228     1,006
Affiliates                                  3,683     3,322
Allowance for uncollectible amounts        (1,374)     (337)
                                         --------- ---------
  Total                                   $11,609    $6,128
                                         ========= =========

4. Mortgage Notes Receivable:



    The Company acquired a fifty percent interest in certain mortgage notes collateralized by property owned by a joint venture in which the Company has an indirect interest. The terms of the notes require interest-only payments at 8.71% quarterly on a principal balance of approximately $63.0 million and are due on April 1, 1999. The term may be extended for up to three years under certain conditions. The Company also has an option to purchase from an affiliate other mortgages collateralized by the same property.

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


5. Investments in and Advance to Joint Ventures and Corporations:

    The following is summarized financial information for the property joint ventures and corporation:

                                                            December 31,
                                                     -------------------------
                                                         1996         1995
                                                     ------------  ------------
Balance sheets:
 Real estate, net                                      $ 410,207    $ 419,096
 Other assets                                            51,669       55,714
                                                     ------------  ------------
  Total assets                                         $461,876     $474,810
                                                     ============  ============
 Mortgage notes payable                                 377,754      380,827
 Loans and notes payable                                 72,136       68,606
 Other liabilities                                       13,040       14,072
 Partners' and shareholders' equity (deficiency)         (1,054)      11,305
                                                     ------------  ------------
  Total liabilities and equity (deficiency)            $461,876     $474,810
                                                     ============  ============

                                                                             Predecessor
                                                                            ---------------
                                                           May 26, 1994 to  Jan. 1, 1994 to
                                      1996        1995      Dec. 31, 1994   May 25, 1994
                                   ----------- --------------------------   ---------------
Summary of operations:
 Rentals                            $117,283    $ 91,048      $ 59,983        $ 38,386
 Other income                          3,453       3,861         5,717           2,941
 Operating expenses                  (61,086)    (49,472)      (34,688)        (22,632)
 Mortgage interest expense           (28,712)    (23,232)      (16,261)        (13,432)
 Depreciation and amortization       (18,592)    (14,537)      (11,427)         (8,228)
                                   ----------- --------------------------   ---------------
  Net income (loss)                 $ 12,346    $  7,668      $  3,324        $ (2,965)
                                   =========== ==========================   ===============


    A reconciliation of interests in the underlying net assets to the Company's carrying value of property investments in joint ventures and corporation is as follows:

                                                                                December 31,
                                                                          ----------------------
                                                                              1996       1995
                                                                          ----------- ----------
Partners' and shareholders' equity (deficiency), as above                    $(1,054)   $11,305
Deficits of other partners and shareholders                                   23,532     13,259
                                                                          ----------- ----------
Company's share of equity                                                     22,478     24,564
Excess of cost of investments over the net book value of underlying net assets, net of amortization and accumulated amortization of $122 and
  $75, respectively                                                            1,310      1,357
                                                                          ----------- ----------
Carrying value of property investments in joint ventures and corporation     $23,788    $25,921
                                                                          =========== ==========

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


    The following is summarized financial information for the service corporations:

                                                     December 31,
                                                 ---------------------
                                                    1996       1995
                                                  -------------------
Balance sheets:
 Equipment, net                                   $ 1,806    $   715
 Other assets                                      34,155     29,560
                                                  -------------------
  Total assets                                    $35,961    $30,275
                                                  ===================
 Other liabilities                                 37,360     27,124
 Shareholders' equity (deficiency)                 (1,399)     3,151
                                                  -------------------
  Total liabilities and equity (deficiency)       $35,961    $30,275
                                                  ===================



                                                                                 May 26, 1994 to
                                                           1996         1995      Dec. 31, 1994
                                                       ------------ ------------  ---------------
Summary of operations:
 Construction income                                     $ 140,903    $ 108,913      $ 52,429
 Consulting and management fees                              2,537        7,576         4,848
 Interest and other income                                     266          383           184
 Construction, consulting and management fee  costs       (141,167)    (110,835)      (52,388)
 General and administrative expense                         (5,121)      (4,880)       (3,564)
 Depreciation and amortization                                (584)        (336)         (186)
 Minority interest in net income of joint venture              (52)        (130)          (90)
 Interest expense to stockholder                                --         (650)           --
                                                       ------------ ------------  ---------------
  Net income (loss)                                      $  (3,218)   $      41      $  1,233
                                                       ============ ============  ===============


    A reconciliation of the underlying net assets to the Company's carrying value of investments in and advance to service corporations is as follows:



                                                                                December 31,
                                                                          -----------------------
                                                                              1996        1995
                                                                          ----------- -----------
Shareholders' equity (deficiency), as above                                 $ (1,399)   $  3,151
Less equity (deficiency) of other shareholders                                   (29)         11
                                                                          ----------- -----------
Company's share of equity (deficiency)                                        (1,370)      3,140
Advance                                                                        5,000       5,000
                                                                          ----------- -----------
Carrying value of investments in and advance to service corporations           3,630       8,140
Carrying value of property investments in joint ventures and corporation,
  as above                                                                    23,788      25,921
                                                                          ----------- -----------
  Total                                                                     $ 27,418    $ 34,061
                                                                          =========== ===========
Per consolidated balance sheet:
Investments in and advance to joint ventures and corporations               $ 52,153    $ 58,016
Investment in joint venture                                                  (24,735)    (23,955)
                                                                          ----------- -----------
  Total                                                                     $ 27,418    $ 34,061
                                                                          =========== ===========

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)

6. Mortgage Notes Payable:

    The mortgage notes payable, collateralized by the certain properties and assignment of leases, are as follows:


                                               December 31,
                                          ----------------------
                                              1996       1995
                                          ----------- ----------
Mortgage notes with fixed interest at:
 8.00% maturing July 1, 1998                $ 12,970    $13,236
 6.67% maturing November 1, 1998              56,920     57,300
 7.23% maturing February 1, 2003              55,000         --
 7.23% maturing March 1, 2003                 60,000         --
 7.08% maturing March 31, 2006               218,000         --
 8.19% maturing January 1, 2007               15,000         --
 8.19% maturing January 1, 2007               13,600         --
 8.38% maturing December 1, 2008              20,722         --
                                          ----------- ----------
  Total mortgage notes payable              $452,212    $70,536
                                          =========== ==========

    The Company's restricted cash consists of cash required by these mortgages to be held in escrow for capital expenditures and/or real estate taxes.

    Scheduled maturities of mortgage notes payable are as follows:

                1997             $  2,127
                1998               72,611
                1999                6,602
                2000                7,608
                2001                8,171
                Thereafter        355,093
                                 --------
                Total            $452,212
                                 ========

    The Company computes the fair value of its mortgage notes payable based upon the discounted cash flows at a discount rate that approximates the Company's effective borrowing rate and the Company has determined that the fair value of its mortgage notes approximates their carrying value.

    In March 1996, the Company repaid a debt and recorded an extraordinary item of $1.9 million, net of minority interest, in connection with the write-off of fees and costs to acquire the debt. The extraordinary item during the period January 1, 1994 through May 25, 1994 represents the gains resulting from the settlement of certain mortgage notes payable. As the prepayments were a condition to transfering the assets to the Company, these items were recorded by the Predecessor entity.

7. Note Payable, Credit Facility:

    The Company has a three-year, $300 million revolving credit facility (the "Credit Facility"). The Credit Facility matures in June 1999 and is secured by cross-collateralized mortgages and assignment of rents on certain properties.

    Outstanding balances under the Credit Facility bear interest, at the Company's option, at either (i) the higher of (x) Bank of Boston's base interest rate and (y) one-half of one percent (1/2%) above the overnight federal funds effective rate or (ii) the Eurodollar rate plus 175 basis points. The Company has an interest rate protection agreement through May 1997 with respect to $135 million of the Credit Facility, which provides for offsetting payments to the Company in the event that 90-day LIBOR exceeds 9.47% per annum. Effective May 1997 through May 1999, the Company has an interest rate protection agreement with respect to $137.5 million of the Credit Facility, which provides for offsetting

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


payments to the Company in the event that 90-day LIBOR exceeds 8.75% per annum. This interest rate protection arrangement may be applied during any four quarters in the period from May 1997 to May 1999.


    The outstanding balance of the Credit Facility at December 31, 1996 was $153.0 million. The weighted average amount outstanding during the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994 was $42.3 million, $99.7 million and $50.4 million, respectively. The weighted average interest rate on amounts outstanding during the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994 was approximately 7.78%, 8.25% and 7.57%, respectively. The applicable interest rate under the Credit Facility at December 31, 1996 was 8.25%.


    Based upon the Credit Facility's variable interest rate and the Company's determination of the fair value of its interest rate agreement based upon the quoted market prices of similar instruments, the Company has determined that the fair value of these instruments approximate their carrying value.

    As a result of the substantial modification of the terms of the Credit Facility in June 1996, the Company recorded an extraordinary item of $1.5 million, net of minority interest, in connection with the write-off of fees and costs relating to the prior Credit Facility.


8. Accounts Payable, Accrued Expenses and Other Liabilities:

                                              December 31,
                                          --------------------
                                             1996       1995
                                           --------- ---------
Accounts payable and accrued expenses       $29,904   $ 8,092
Deferred liability                            4,912     1,164
Affiliates                                    1,258     2,952
Other liabilities                               504       647
Security deposits                             5,186     1,167
                                           --------- ---------
  Total                                     $41,764   $14,022
                                           ========= =========

9. Stockholders' Equity:

Stock Option Plans

    During 1994, the Company adopted the 1994 Stock Option Plan, which initially reserved 1,102,080 shares of common stock. In May, 1996 the 1994 Stock Option Plan was amended to reserve an additional 1,621,485 shares of common stock. The 1994 Stock Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") and officers and certain other employees of the Company are eligible to participate. Non-employee Directors of the Company are eligible to receive stock options under the 1994 Stock Option Plan on a limited basis.

    The 1994 Stock Option Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code ("ISOs"),
(ii) the grant of stock options that do not so qualify ("NQSOs"), (iii) the grant of stock options in lieu of cash for Directors' fees and employee bonuses, (iv) grants of shares of common stock contingent on the attainment of performance goals or subject to other restrictions, and (v) grants of shares of common stock in lieu of cash compensation. The exercise price of stock options will be determined by the Committee, but may not be less than 100% of the fair market value of the shares of Common Stock on the date of grant in the case of ISOs. However, in the case of grants of NQSOs granted in lieu of cash for Directors' fees and employee bonuses, the exercise price may not be less than 50% of the fair market value of the shares of common stock on the date of grant. NQSOs granted under the 1994 Stock Option Plan may, if approved by the Committee, accrue annually a dividend equivalent right which will entitle the option-holder to receive additional shares of common stock upon the exercise of the option. The Company has reserved 29,425 shares of common stock for issuance under the 1994 Stock Option Plan. Options issued vest at such time or times as determined by the

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


Committee except for options issued to independent directors which vest on the date of grant. All options have a term of ten years from the grant date.

    In October 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which provides for the granting of options to purchase up to an aggregate of 750,000 shares of common stock to all employees other than the senior executive officers of the Company. The Company has reserved 168,500 shares of common stock for issuance under the 1996 Option Plan. The term of each option is fixed by the Committee. The Committee also determines at what time or times each option becomes vested and exercisable and, subject to the terms of the Plan, the period of time, if any, after death, disability, or termination of employment during which options may be exercised. The
Committee may accelerate the exercisability of any option at any time.

    Changes in options outstanding under the 1994 and 1996 plans during the period were as follows:

                                                                        Option Price
                                                                       ---------------
                                                           Number
                                                         Of Shares        Per Share
                                                        Under Option       Average
                                                      ---------------  ---------------
Granted at Initial Offering                                630,250         $17.00
Granted May-December 1994                                   27,500          18.16
Canceled May-December 1994                                 (15,750)         17.00
                                                      ---------------  ---------------
Shares under Option at December 31, 1994                   642,000          17.05
Exercised--1995                                            (12,367)         17.46
Granted--1995                                              414,000          20.14
Canceled--1995                                              (9,662)         17.00
                                                      ---------------  ---------------
Shares under Option at December 31, 1995                 1,033,971          18.28
Exercised--1996                                            (97,827)         17.00
Granted--1996                                            2,236,550          28.72
Canceled--1996                                              (7,248)         19.16
                                                      ---------------  ---------------
Shares under option at December 31, 1996                 3,165,446          25.69
                                                      ===============  ===============
Options available for grant at beginning of year            55,826             --
Options available for grant at end of year                 197,925             --

    The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, had compensation cost for the Company's 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, net income applicable to common shareholders, and net income per common share would approximate the pro forma amounts below:

                                   1996      1995
                                 -------------------
Net income:
 As reported                     $36,332    $18,060
 Pro forma                        35,530     18,007
Net income per common share:
 As reported                        1.21       1.09
 Pro forma                          1.19       1.09

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


    The fair value of each option granted under SFAS 123, estimated on the date of grant using the Black-Scholes option-pricing model, is $3.38 for 1996 and $2.04 for 1995. The following table presents the annualized weighted-average values of the significant assumptions used to estimate the fair values of the options:

                             1996     1995
                            ------- --------
Risk-free interest rate      6.22%    5.45%
Expected life in years        6.0      6.0
Expected volatility          16.6%    16.1%
Expected dividend yield       6.0%     6.0%

    The following table summarizes information about options outstanding at December 31, 1996:

                 Options Outstanding                           Options Exercisable
---------------------------------------------------- ---------------------------------------
                                        Weighted       Weighted                   Weighted
                        Number          Average        Average       Number        Average
Range of             Outstanding       Remaining       Exercise   Exercisable     Exercise
Exercise Prices      at 12/31/96    Contractual Life    Price     at 12/31/96       Price
 ------------------ --------------  ---------------------------- --------------  ------------
$12.0625 - $15.0000       2,614           9.48         $13.4150       2,576       $ 13.4230
 17.0000 - 17.0000      497,396           7.38          17.0000     300,998        17.0000
 17.1875 - 18.3125       22,936           7.54          18.1680      20,437        18.1580
 20.1250 - 20.1250      395,000           8.92          20.1250     136,685        20.1250
 20.3750 - 25.8750      426,000           9.28          24.9049      26,000        22.4807
 26.0000 - 26.7500       35,000           9.49          26.2142      15,000        26.0000
 29.6250 - 29.6250    1,779,500           9.85          29.6250           0         0.0000
 31.0000 - 31.0000        1,000           9.89          31.0000           0         0.0000
 31.5000 - 31.5000        1,000           9.90          31.5000           0         0.0000
 32.2500 - 32.2500        5,000           9.94          32.2500           0         0.0000
                    --------------  ---------------------------- --------------  ------------
 12.0625 - 32.2500    3,165,446           9.25         $25.6915     501,696       $18.4333
                    ==============  ============================ ==============  ============

Stock Purchase Plan

    In 1995, the Company instituted a dividend reinvestment and stock purchase plan for holders of the Company's stock. The plan permits shareholders to automatically reinvest their cash dividends or invest limited amounts of cash payments in newly issued shares or open market purchases of the Company's common stock. At December 31, 1996 and 1995, there were 373,132 and 474,563 shares reserved for issuance under the dividend reinvestment and stock purchase plan.

10. Transactions with Affiliates:

                                                                                       Predecessor
                                                                                     ---------------
                                                                    May 26, 1994 to  Jan. 1, 1994 to
                                                   1996      1995    Dec. 31, 1994    May 25, 1994
                                                  -------- -------- ---------------  ---------------
Management, design and construction fees and
  interest income                                 $9,176   $ 5,640                       $1,809
Administrative salaries and expenses                  --        --                          469
Construction costs                                 8,352    11,108        $241               --

    In 1995, the Company entered into an agreement to lease its corporate offices from a joint venture in which the Company has an indirect interest. It previously subleased corporate office space from another affiliate. Rental expense related to these arrangements was $1.3 million, $0.3 million and $0.1 million for the years ended December 31, 1996 and 1995 and the period from May 26, 1994 to December 31, 1994, respectively.

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


    Future minimum rental payments at December 31, 1996 for the Company's corporate offices are $1.3 million for 1997, $1.4 million for 1998 through 2001, and $1.0 million for 2002.

11. Minority Interests:

Minority Interest in Operating Partnership

    Minority interest in the Operating Partnership relates to the portion which is not owned by the Company and, at December 31, 1996, amounted to 11.5%.

    In conjunction with the formation of the Company persons contributing interests in properties to the Operating Partnership elected to receive either common stock of the Company or interests in the Operating Partnership ("Units"). Each Unit may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a unitholder redeems a Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in the Operating Partnership is increased. At December 31, 1996 and 1995, 6,273,928 and 3,788,549 units were outstanding, respectively.

Minority Interest in Combined Partnerships

    This amount presented in the financial statements of the Predecessor represents the losses of the properties in excess of capital of owners, who will continue to hold their respective economic interest in the combined partnerships, and are capable of funding their share of future capital calls.

12. Commitments and Contingencies:

Pension Plan

    The Company participates in a defined-benefit pension plan with some of its affiliates. This plan covers substantially all full-time non-union employees. The Company's portion of pension expense for the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994 was $0.2 million, $0.1 million, and $0.1 million, respectively. The Predecessor's comparable allocated portion of pension expense amounted to $0.1 million for the period January 1, 1994 to May 25, 1994.

401K Plan

    The eligible employees of the Company participate in a contributory savings plan with some of its affiliates. Under the plan, the Company may match contributions made by eligible employees based on a percentage of the employee's salary. The Company matches 25% of contributions up to 3% of such employee's salary (up to $30,000). The matching amount may be changed from time to time by the Board of Directors. Expenses under this Plan for 1995, 1994 and 1993 were not material.

Contingencies

    The Company is subject to various legal proceedings and claims that arose in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Lease

    The South Station property is subject to a ground lease expiring in 2024. The lease provides for two 15-year extension options. Under certain conditions, the lessor reserves the right to terminate the lease at the end of the initial term or at the end of the first extension period and pay the lessee an amount based on a formula payment

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


of fair value. The minimum rents in connection with the lease are substantially based on percentage rent until 1997. The Company is obligated to provide loans to the lessor under certain conditions subject to a maximum of $0.9 million. As of December 31, 1996, no such loans were outstanding.

Environmental

    A former tenant of Crosby Corporate Center has agreed to perform the necessary investigation and cleanup actions regarding remediation of possible contamination, bear all costs associated with such cleanup activities and indemnify the Company for any costs or damages it incurs in connection with such contamination. As the owner of the property, however, the Company could be held liable for the costs of such activities if the former tenant fails to undertake such actions.

    As a lessee of certain property, the Company has received an indemnity from the owner to the extent the Company is assessed costs relating to environmental cleanup.

    Site assessments at the New England Executive Park have identified contamination in the groundwater at a monitoring well which flows into an aquifer, which supplies drinking water to the Town of Burlington. The Town of Burlington has allocated funds for, and is in the process of constructing, a groundwater treatment facility at its drinking water supply that draws from the subject aquifer. The Company has been advised that such treatment facility has the capacity to treat any contaminants which may be derived from the groundwater passing beneath the New England Executive Park.

    Based on site assessments performed at The Riverview Building which have identified the presence of oil that slightly exceeds the concentration that requires reporting to the Massachusetts Department of Environmental Protection, an environmental consultant has advised the Company that applicable regulatory requirements can be satisfied without the need to perform any remediation at the property.

    In connection with the acquisition of the John Marshall land, the sellers have reported the findings of contamination to the Virginia Department of Environmental Quality and have retained an environmental consultant to prepare a remediation plan. Units valued at approximately $1.0 million were escrowed from the purchase price to be released to the seller upon performance of remediation pursuant to a remediation plan approved by the Company. The escrow further provides that the Company may receive some or all of the remaining escrowed Units upon certain conditions.

    The Company does not believe that any costs, if incurred, in connection with these environmental matters would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Other

    The Company guarantees the surety bonds of an affiliate in an amount up to $5.0 million.

    The Company has an obligation to pay $17.0 million in connection with the acquisition of real estate upon the achievement of conditions regarding occupancy or rental income levels.

    In connection with certain real estate acquired with Operating Partnership Units the Company has agreed to maintain certain aspects of the related financing and not to dispose of the real estate for 10 years. If the Company should choose to modify the financing or dispose of the real estate within this time period it may be required to make payments to the sellers.

13. Segment Information:

    The Predecessor operated principally in three segments: rental operations, property management, and construction. Revenues for the management segment include management revenues earned from the rental operations segment which are subsequently eliminated in consolidation.

    Income (loss) from operations consists of total revenues less total expenses excluding the effects of the following items: equity in net income
(loss) of joint ventures, minority interest in loss of combined partnerships and extraordinary gain.

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


                                    Rental    Management    Construction    Elimination     Total
                                   ---------------------- ---------------  -------------- ----------
                                                    January 1, 1994--May 25, 1994
Revenues                           $ 7,610      $1,766         $24,238         $(364)      $33,250
Income (Loss) from Operations       (1,848)      1,260             102           (36)         (522)
Identifiable Assets                 63,335         283          14,141          (289)       77,470
Depreciation and Amortization        2,383           2              91            --         2,476
Capital Expenditures                   837          --             141            --           978

14. Future Minimum Rents:

    Future minimum rentals to be received under noncancelable tenant leases in effect at December 31, 1996 are as follows:

1997        $  188,032
1998           175,732
1999           170,086
2000           143,288
2001           113,718
Thereafter     370,698
            ----------
  Total     $1,161,554
            ==========

15. Geographic Concentration:

    The Company owns properties with a total cost at December 31, 1996 as follows:

Downtown Boston            $  284,574
Suburban Boston               279,987
Suburban Atlanta              343,014
Suburban Philadelphia          59,018
Suburban Virginia             178,166
Suburban Los Angeles          133,307
Suburban San Francisco        184,207
Suburban Chicago              175,819
Downtown Washington            53,438
                           ----------
Total                      $1,691,530
                           ==========

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


16. Selected Quarterly Financial Information: (unaudited)

    The following schedule is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994:

                                                     First      Second     Third     Fourth
                                                    Quarter    Quarter    Quarter    Quarter     Total
                                                    ---------  --------- ---------  --------- -----------
                                                                Year Ended December 31, 1996
Revenue                                             $33,668    $41,438    $46,602    $62,082    $183,791
Income from continuing operations                     6,899     10,053     11,603     15,002      43,557
Discontinued operations--Construction Company:
 Loss from operations                                  (407)      (663)      (841)      (698)     (2,609)
 Loss on sale                                            --         --         --       (249)       (249)
Extraordinary items, net of minority interest        (1,726)    (1,642)        --         --      (3,368)
Net income                                            4,994      7,550     10,524     13,265      36,332
Net income per common share                            0.23       0.28       0.34       0.34        1.21

                                           First     Second     Third     Fourth
                                          Quarter   Quarter    Quarter    Quarter     Total
                                         ---------  ---------  --------- --------- ----------
                                                     Year Ended December 31, 1995
Revenue                                   $20,801   $22,124    $23,595    $24,523    $91,043
Income from continuing operations           3,498     4,620      5,510      5,329     18,957
Discontinued operations--Construction
  Company:
 Loss from operations                          --        --        (12)        --        (12)
Net income                                  3,081     4,151      5,088      5,740     18,060
Net income per common share                  0.25      0.26       0.29       0.28       1.09

                                                   Second     Third     Fourth
                                                   Period    Quarter    Quarter     Total
                                                   -------- ---------  --------- ----------
                                                       May 26, 1994--December 31, 1994
Revenue                                            $3,997    $11,387    $16,549    $31,933
Income from continuing operations                     784      1,578      3,557      5,919
Discontinued operations--Construction Company:
 Income from operations                                42        165        270        477
Net income                                            826      1,826      3,003      5,655
Net income per common share                          0.07       0.15       0.26       0.48

17. Pro Forma Results: (unaudited)


    The following unaudited pro forma operating results for the Company have been prepared as if capital contributions and property acquisitions during 1995 and 1996 had occurred on January 1, 1995. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1995, nor does it purport to represent the results of operations for future periods. Pro forma results have not been presented for 1994 as the Company operations did not commence until May 26, 1994.

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


                                            December 31,
                                      -----------------------
                                          1996        1995
                                      ----------- -----------
Revenues                                $299,147    $266,882
Income before extraordinary items         74,845      69,894
Net income                                71,416      69,894
Net income per common share                 1.48        1.45

18. Discontinued Operations:

    On December 31, 1996, certain assets of the Construction Company were sold. These assets included fixed assets, general construction contracts in progress, and the receivables and payables related to these contracts. All employees were transferred to the buyer who is expected to complete all outstanding construction work for projects not purchased as part of the sale.

19. Subsequent Events:

Declaration of Dividend

    On January 28, 1997, the Company declared a quarterly dividend of $0.4625 per common share, payable on February 28, 1997 to shareholders of record on February 10, 1997.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Beacon Properties Corporation:



Our report on the consolidated financial statements of Beacon Properties Corporation is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Item 14(a) of this Form 10-K.


In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Boston, Massachusetts                             /s/ Coopers & Lybrand L.L.P.
January 28, 1997

                                 Schedule III
                        BEACON PROPERTIES CORPORATION
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1996
                            (dollars in thousands)



                                                                                  Initial Cost
                                                                            ---------------------------
                                                                                        Buildings and
Description                                                 Encumbrances      Land      Improvements
-----------                                                 ------------  ----------- ---------------
Commercial Property:
Wellesley Office Park--Buildings 1-8--Wellesley, MA           $  55,000     $  9,110     $   75,829
Crosby Corporate Center--Bedford, MA                               --(1)         978         10,478
South Station--Boston, MA                                            --           --         21,487
175 Federal St.--Boston, MA                                      12,970        1,404         24,505
Center Plaza--Boston, MA                                         60,000        7,301         65,712
150 Federal St.--Boston, MA                                    56,920(2)      11,265        101,280
One Canal Park--Cambridge, MA                                      --(1)         931          8,444
Ten Canal Park--Cambridge, MA                                      --(1)       1,179         10,609
Two Oliver Street--Boston, MA                                      --(1)       1,796         16,166
Westwood Business Centre--Westwood, MA                             --(1)       1,159         10,498
Russia Wharf--Boston, MA                                           --(1)       1,442         12,974
Westlakes Office Park--Buildings 1, 2, 3 and 5--Berwyn,
  PA                                                               --(1)       6,335         46,267
Perimeter Center--Atlanta, GA                                   218,000       46,438        292,305
AT&T Plaza--Oak Brook, IL                                          --(1)       3,510         31,587
Tri-State International--Lincolnshire, IL                          --(1)       6,222         55,999
1333H Street, N.W.--Washington, D.C.                               --(1)       5,337         48,033
E.J. Randolph--McLean, VA                                        15,000        3,590         19,520
John Marshall I--McLean, VA                                      20,722        5,996         27,991
Northridge I--Herndon, VA                                        13,600        1,911         19,264
1300 North 17th Street--Rosslyn, VA                                --(1)       8,007         46,758
1616 North Fort Myer Drive--Rosslyn, VA                            --(1)       6,156         38,651
New England Executive Park--Burlington, MA                         --(1)       7,067         68,259
10960 Wilshire Boulevard--Westwood, CA                               --       11,200        122,039
The Riverview Building--Cambridge, MA                                --        4,513         40,616
Shoreline Technology Park--Mountain View, CA                         --       39,547        101,444
Lake Marriott Business Park--Santa Clara, CA                         --       12,032         31,128
Presidents Plaza--Chicago, IL                                        --        7,750         69,752
                                                          ---------------  ----------- ---------------
                                                              $ 452,212     $212,176     $1,417,595
                                                          ===============  =========== ===============

                                  Schedule III
                          BEACON PROPERTIES CORPORATION
               REAL ESTATE AND ACCUMULATED DEPRECIATION--Continued
                                December 31, 1996
                             (dollars in thousands)



Cost Capitalized

                                                      Subsequent                  Gross Amount at Which
                                                    to Acquisition              Carried at Close of Period
                                               ----------------------- -----------------------------------------
                                                           Buildings                   Buildings
                                                              and                         and
Description                                      Land     Improvements      Land      Improvements      Total
-----------                                    -------- -------------- ----------- ---------------  ------------
Commercial Property:
Wellesley Office Park--Buildings 1-8--
  Wellesley, MA                                     --      $12,866       $  9,110     $   88,695     $   97,805
Crosby Corporate Center--Bedford, MA            $1,505       14,880          2,483         25,358         27,841
South Station--Boston, MA                           --          861             --         22,348         22,348
175 Federal St.--Boston, MA                         --        3,196          1,404         27,701         29,105
Center Plaza--Boston, MA                            --        8,810          7,301         74,522         81,823
150 Federal St.--Boston, MA                         --        1,326         11,265        102,606        113,871
One Canal Park--Cambridge, MA                       --          139            931          8,583          9,514
Ten Canal Park--Cambridge, MA                       --          135          1,179         10,744         11,923
Two Oliver Street--Boston, MA                       --        1,376          1,796         17,542         19,338
Westwood Business Centre--Westwood, MA              --          674          1,159         11,172         12,331
Russia Wharf--Boston, MA                           177        3,496          1,619         16,470         18,089
Westlakes Office Park--Buildings 1, 2, 3
  and 5--Berwyn, PA                                 --        6,416          6,335         52,683         59,018
Perimeter Center--Atlanta, GA                       --        4,271         46,438        296,576        343,014
AT&T Plaza--Oak Brook, IL                           --           18          3,510         31,605         35,115
Tri-State International--Lincolnshire, IL           --          950          6,222         56,949         63,171
1333H Street, N.W.--Washington, D.C.                --           68          5,337         48,101         53,438
E.J. Randolph--McLean, VA                           --           36          3,590         19,556         23,146
John Marshall I--McLean, VA                         --          147          5,996         28,138         34,134
Northridge I--Herndon, VA                           --           41          1,911         19,305         21,216
1300 North 17th Street--Rosslyn, VA                 --           11          8,007         46,769         54,776
1616 North Fort Myer Drive--Rosslyn, VA             --           87          6,156         38,738         44,894
New England Executive Park--Burlington, MA          --           64          7,067         68,323         75,390
10960 Wilshire Boulevard--Westwood, CA              --           68         11,200        122,107        133,307
The Riverview Building--Cambridge, MA               --           54          4,513         40,670         45,183
Shoreline Technology Park--Mountain View, CA        --           49         39,547        101,493        141,040
Lake Marriott Business Park--Santa Clara, CA        --            7         12,032         31,135         43,167
Presidents Plaza--Chicago, IL                       --           31          7,750         69,783         77,533
                                                --------- ------------- ----------- ---------------  ------------
                                                $1,682      $60,077       $213,858     $1,477,672     $1,691,530
                                                ========= ============= =========== ===============  ============

                                  Schedule III
                          BEACON PROPERTIES CORPORATION
               REAL ESTATE AND ACCUMULATED DEPRECIATION--Continued
                                December 31, 1996
                             (dollars in thousands)

                                                                                                Life on Which
                                                                                                 Depreciation
                                                                                                  in Latest
                                                                   Date of                          Income
                                                 Accumulated    Construction/       Date          Statements
Description                                     Depreciation     Renovation       Acquired       is Computed
-----------                                    --------------- --------------- ---------------  ---------------
Commercial Property:
Wellesley Office Park--Buildings 1-8--
  Wellesley, MA                                    $33,913        1963-1984          1994/1995        (3)
Crosby Corporate Center--Bedford, MA                 6,702             1981            5/26/94        (3)
South Station--Boston, MA                           13,434             1988            5/26/94        (3)
175 Federal St.--Boston, MA                          7,258             1977           10/28/94        (3)
Center Plaza--Boston, MA                             5,884        1966-1969           12/01/94        (3)
150 Federal St.--Boston, MA                          8,961             1988            5/26/94        (3)
One Canal Park--Cambridge, MA                          770             1987            6/10/94        (3)
Ten Canal Park--Cambridge, MA                          386             1987           12/20/95        (3)
Two Oliver Street--Boston, MA                          783        1982-1988           10/06/95        (3)
Westwood Business Centre--Westwood, MA               1,083             1985            6/10/94        (3)
Russia Wharf--Boston, MA                             1,453        1978-1982            8/10/94        (3)
Westlakes Office Park--Buildings 1, 2, 3
  and 5--Berwyn, PA                                  3,931        1988-1990       7/95 & 10/94        (3)
Perimeter Center--Atlanta, GA                        8,822        1970-1989            2/15/96        (3)
AT&T Plaza--Oak Brook, IL                              395             1984            8/16/96        (3)
Tri-State International--Lincolnshire, IL              710             1986            8/16/96        (3)
1333H Street, N.W.--Washington, D.C.                   601             1984            8/16/96        (3)
E.J. Randolph--McLean, VA                              217             1983            9/05/96        (3)
John Marshall I--McLean, VA                            306             1981            9/05/96        (3)
Northridge I--Herndon, VA                              214             1988            9/05/96        (3)
1300 North 17th Street--Rosslyn, VA                    325             1980           10/18/96        (3)
1616 North Fort Myer Drive--Rosslyn, VA                271             1974           10/18/96        (3)
New England Executive Park--Burlington, MA             291        1970-1985           11/15/96        (3)
10960 Wilshire Boulevard--Westwood, CA                 439        1971-1992           11/21/96        (3)
The Riverview Building--Cambridge, MA                  170        1985-1986           11/21/96        (3)
Shoreline Technology Park--Mountain View, CA           141        1985-1991           12/20/96        (3)
Lake Marriott Business Park--Santa Clara, CA            43             1981           12/20/96        (3)
Presidents Plaza--Chicago, IL                           32        1980-1982           12/27/96        (3)
                                                   -------
                                                   $97,535
                                                   =======

(1) These properties are collateral for a Note Payable under the Credit Facility. The outstanding balance under the Note at December 31, 1996 is $153,000.

(2) This property is comprised of two Units. Unit A is collateral for a Note Payable under the Credit Facility. Unit B is collateral for a Mortgage Note Payable in the amount of $56,920.

(3) Buildings and improvements--19 to 40 years; Personal property--5 to 10 years; tenant improvements--over the terms of the related leases.

                                 Schedule III
                        BEACON PROPERTIES CORPORATION
             REAL ESTATE AND ACCUMULATED DEPRECIATION--Continued
                              December 31, 1996
                            (dollars in thousands)


    Depreciation of building and improvements and personal property is calculated over the following estimated useful lives, using straight line and declining balance methods:

    Buildings and improvements--19 to 40 years

    Tenant Improvements--over the terms of the related leases

    Personal property--5 to 10 years

    The aggregate cost for federal income tax purposes was approximately $1,390.3 million at December 31, 1996.

    The changes in total real estate assets for the years ended December 31, 1996 and 1995, the period May 26, 1994 to to December 31, 1994 and the period January 1, 1994 to May 25, 1994 are as follows:

                                                          Company                    Predecessor
                                        ------------------------------------------  ---------------
                                                                    May 26, 1994     Jan. 1, 1994
                                                                         to               to
                                             1996         1995      Dec. 31, 1994    May 25, 1994
                                        ------------- ----------- ----------------  ---------------
Balance, beginning of period              $  471,142    $400,419       $207,013*       $81,220
Acquisitions, Construction Costs and
  Improvements                             1,220,388      70,723        193,406            978
                                        ------------- ----------- ----------------  ---------------
Balance, end of period                    $1,691,530    $471,142      $ 400,419        $82,198
                                        ============= =========== ================  ===============

* Represents initial acquisition cost of properties in the formation of the Company.

    The changes in accumulated depreciation for the years ended December 31, 1996 and 1995, the period May 26, 1994 to to December 31, 1994 and the period January 1, 1994 to May 25, 1994 are as follows:

                                                Company                   Predecessor
                                  ------------------------------------- ---------------
                                                        May 26, 1994     Jan. 1, 1994
                                                             to               to
                                    1996      1995      Dec. 31, 1994    May 25, 1994
                                  --------- --------- ----------------  ---------------
Balance, beginning of period      $66,571    $51,115        $45,044**       $37,167
Depreciation for period            30,964     15,456          6,071           2,055
                                  --------- --------- ----------------  ---------------
Balance, end of period            $97,535    $66,571      $  51,115         $39,222
                                  ========= ========= ================  ===============

** Balance reflects prior accumulated depreciation carried over due to accounting for formation acquisitions as poolings of interests.

                                 Schedule IV
                        BEACON PROPERTIES CORPORATION
                        MORTGAGE LOANS ON REAL ESTATE
                              December 31, 1996
                            (dollars in thousands)



                                                                                                       Principal
                                                                                                       Amount of
                                   Final        Periodic                 Face        Carrying       Loans Subject to
                       Interest   Maturity      Payment       Prior    Amount of     Amount of    Delinquent Principal
Commercial Property      Rate       Date          Term        Liens    Mortgages   Mortgages (1)      or Interest
---------------------  ---------  -------------------------   ------  ------------ -------------- ---------------------
Rowes Wharf
  Boston, MA             8.71%     4/1/99      Interest-only  --      $63,000      $51,491            --


(1) The aggregate cost of the Company's mortgage loans for federal income tax purposes was $51,491 at December 31, 1996.

    Reconciliation of Mortgage Loans on real estate for the year ended December 31:

                                       1996
                                    ----------
Balance at beginning of year          $34,778
 Additions during period:
  Acquisition of mortgage loans        16,713
 Deductions during period:
  Principal collections                    --
                                    ----------
Balance at end of year                $51,491
                                    ==========