Form 10-K/A
period 1996-12-31
BEACON PROPERTIES CORP
filed 1997-04-07
CIK 920114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A


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

                     DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the following documents have been incorporated by reference into the 10-K Parts indicated:



                         Documents                                10-K Parts
1. The 1997 Proxy Statement (The "1997 Proxy Statement")          Part III

                                EXPLANATORY NOTE

This Amendment to Form 10-K is filed to amend Item 8 and Item 14 which are restated herein in their entirety.

Item 8. Financial Statements and Supplementary Information


    See "Index to Financial Statements" on page F-1 of this Form 10-K.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) Financial Statements and Financial Statement Schedules

    See "Index to Financial Statements" on page F-1 of this Form 10-K.

    (b) Exhibits




Exhibit No.       Description
-----------       -----------
3.1(1)            Articles of Incorporation of the Company, as amended.
3.2(2)            Amended and Restated Bylaws of the Company.
3.3(2)            First Amendment to Amended and Restated Bylaws of the Company.
9.1(3)            Voting Trust Agreement between Edwin N. Sidman and Paula L. Sidman.
10.1(12)          Amended and Restated Agreement of Limited Partnership of Beacon Properties, L.P.,
                  as amended.
10.2(4)           Amended and Restated 1994 Stock Option and Incentive Plan.
10.3(1)           Employment and Non-Competition Agreement between the Company and Alan M.
                  Leventhal.
10.4(1)           Form of Employment and Non-Competition Agreement between the Company and each of
                  Edwin N. Sidman and Norman B. Leventhal.
10.5(1)           Form of Indemnification Agreement between the Company and each of its directors and executive officers.
10.6(1)           Registration Rights Agreement among the Company, Richard L. Friedman and John L.
                  Hall, II dated May 26, 1994.
10.7(1)           Registration Rights Agreement Among the Company and certain partners of Beacon
                  Properties, L.P. dated May 26, 1994.
10.8(5)           Registration Rights Agreement Among the Company, Wellesley Office Realty Corp. and
                  Federal 175 Realty Corp. dated October 27, 1994.
10.9(7)           Registration Rights Agreement between the Company and TMPC, L.P. dated February
                  15, 1996.
10.10(12)         Registration Rights Agreement among the Company and the Fairfax County Portfolio contributors dated September 5, 1996.
10.11(12)         Registration Rights Agreement between the Company and Metropolitan Life Insurance
                  Company dated December 27, 1996.
10.12(3)          Office/Retail Unit Lease, dated as of July 25, 1985 between Boston Redevelopment
                  Authority as Landlord and Rowes Wharf Associates as Tenant for the Office/Retail
                  Unit in the Condominium at Rowes Wharf, Boston, Massachusetts, as amended by a
                  First Amendment to Ground Lease, dated as of June 11, 1987.
10.13(3)          Lease Agreement, dated as of January 28, 1988, between Massachusetts Bay
                  Transportation Authority, as Landlord and Beacon South Station Associates, L.P. as
                  Tenant, as amended by a Lease Modification Agreement dated as of September 30,
                  1988, and a Second Amendment to Lease dated as of August 1, 1989.
10.14(6)          Option Agreement (Second Tier Noteholders Loan) by and between CP Holding Corp. as
                  Trustee of the Note Holding Trust under Indenture of Trust dated as of November
                  30, 1994 and Beacon Properties, L.P.
10.15(6)          Option Agreement (Limited Partnership Interest) by and between CP Holding Corp. as
                  Trustee of the Partnership Holding Trust under Indenture of Trust dated November
                  30, 1994 and Beacon Properties, L.P.
10.16(7)          Agreement of Purchase and Sale by and between Metropolitan Life Insurance Company and Beacon Properties, L.P. dated December 19, 1995.
10.17(7)          Contribution Agreement by and among Taylor & Mathis Enterprises, L.P., Taylor &
                  Mathis LTD., Taylor & Mathis/South Terraces, LTD. and Beacon Properties, L.P.
                  dated December 19, 1995.



Exhibit No.       Description
-----------       -----------

10.18(7)          Addendum to Contribution Agreement by and among Taylor & Mathis Enterprises, L.P.,
                  Taylor & Mathis, LTD., Taylor & Mathis/South Terraces, LTD and Beacon Properties,
                  L.P. dated December 19, 1995.
10.19(8)          Option Agreement dated March 18, 1996 among John Marshall Associates Limited
                  Partnership, Greensboro Associates Limited Partnership, Woodland-Northridge I
                  Limited Partnership, Pimpernell Estates Limited Partnership, Goodridge Drive
                  Associates Limited Partnership and Beacon Properties, L.P.
10.20(8)          First Amendment to Option Agreement dated May 17, 1996 among John Marshall
                  Associates Limited Partnership, Greensboro Associates Limited Partnership,
                  Woodland-Northridge I Limited Partnership, Pimpernell Estates Limited Partnership,
                  Goodridge Drive Associates Limited Partnership and Beacon Properties, L.P.
10.21(8)          Second Amendment to Option Agreement dated May 31, 1996 among John Marshall
                  Associates Limited Partnership, Greensboro Associates Limited Partnership,
                  Woodland-Northridge I Limited Partnership, Pimpernell Estates Limited Partnership,
                  Goodridge Drive Associates Limited Partnership and Beacon Properties, L.P.
10.22(8)          Third Amendment to Option Agreement dated June 21, 1996 among John Marshall
                  Associates Limited Partnership, Greensboro Associates Limited Partnership,
                  Woodland-Northridge I Limited Partnership, Pimpernell Estates Limited Partnership,
                  Goodridge Drive Associates Limited Partnership and Beacon Properties, L.P.
10.23(8)          Sale and Purchase Agreement between New York Life Insurance Company and Beacon
                  Properties, L.P., dated as of July 19, 1996.
10.24(9)          Purchase and Sale Agreement between LaSalle Fund II and Beacon Properties, L.P.
                  dated as of September 20, 1996.
10.25(9)          First Amendment to Purchase and Sale Agreement between LaSalle Fund II and Beacon
                  Properties, L.P., dated as of October 2, 1996.
10.26(9)          Purchase and Sale Contract between New England Executive Park Limited Partnership, et al and Beacon Properties, L.P. dated as of November 1, 1996.
10.27(9)          Agreement of Purchase and Sale and Joint Escrow Instructions between 10960
                  Property Corporation and Beacon Properties, L.P. dated October 3, 1996.
10.28(10)         Contract of Sale between WRC Properties, Inc. and Beacon Properties, L.P. dated as of December 19, 1996.
10.29(10)         Sale and Contribution Agreement between Metropolitan Life Insurance Company and
                  Beacon Properties, L.P., dated as of November 20, 1996, including Exhibit T to
                  Sales and Contribution Agreement.
10.30(11)         Restated Revolving Credit Agreement among Beacon Properties, L.P., Beacon
                  Properties Corporation and the First National Bank of Boston, dated June 27, 1996.
10.31(11)         Amendment No. 1 to the Restated Revolving Credit Agreement among Beacon
                  Properties, L.P., Beacon Properties Corporation and the First National Bank of
                  Boston, dated July 18, 1996.
10.32(12)         Loan Agreement between Beacon Properties, L.P. and Metropolitan Life Insurance
                  Company, dated March 15, 1996.
10.33(12)         Mortgage, Security Agreement and Fixture Filing by Wellesley Holding, L.P., Wellesley Holding II,
                  L.P. and Beacon Properties, L.P. to Connecticut General Life Insurance Company, dated January 8, 1996.
10.34(12)         Mortgage, Security Agreement and Fixture Filing by Center Plaza Associates Limited Partnership to
                  Connecticut General Life Insurance Company, dated February 9, 1996.
21.1(12)          Subsidiaries of the Registrant
23.1              Consent of Coopers & Lybrand L.L.P.
27.1(12)              Financial Data Schedule


---------------
 (1) Filed as part of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference.

 (2) Filed as part of the Company's Registration Statement on Form S-3 (File No. 333-17237) and incorporated herein by reference.

Exhibit No.       Description
-----------       -----------

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

(12) Previously filed as part of this Form 10-K.
    (c) Reports on Form 8-K

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

Dated: April 3, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



     Signature                             Title                           Date
 ----------------------------------------------------------------------    --------------
/s/ Alan M. Leventhal
Alan M. Leventhal            President, Chief Executive Officer, and
                             Director (Principal Executive Officer)        April 3, 1997

/s/ Edwin N. Sidman
Edwin N. Sidman              Chairman of the Board of Directors            April 3, 1997

/s/ Lionel P. Fortin
Lionel P. Fortin             Executive Vice President, Chief Operating
                             Officer and Director                          April 3, 1997

/s/ Robert J. Perriello
Robert J. Perriello          Senior Vice President and Chief Financial
                             Officer (Principal Financial Officer and
                             Principal Accounting Officer)                 April 3, 1997


Norman B. Leventhal          Director

/s/ Graham O. Harrison
Graham O. Harrison           Director                                      April 3, 1997

/s/ William F. McCall, Jr.
William F. McCall, Jr.       Director                                      April 3, 1997


/s/ Steven Shulman
Steven Shulman               Director                                      April 3, 1997

/s/ Scott M. Sperling
Scott M. Sperling            Director                                      April 3, 1997

/s/ Dale F. Frey
Dale F. Frey                 Director                                      April 3, 1997

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

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Beacon Properties Corporation:



We have audited the consolidated balance sheets of Beacon Properties Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period May 26, 1994 to December 31, 1994. We have also audited the combined statement of operations, owners' equity and cash flows of the Predecessor, more fully described in Note 1, for the period January 1, 1994 to May 25, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


    Outstanding balances under the Credit Facility bear interest, at the Company's option, at either (i) the higher of (x) Bank of Boston's base interest rate and (y) one-half of one percent (1/2%) above the overnight federal funds effective rate or (ii) the Eurodollar rate plus 175 basis points (1.75%). The Company has an interest rate protection agreement through May 1997 with respect to $135 million of the Credit Facility, which provides for offsetting payments to the Company in the event that 90-day LIBOR exceeds
9.47% per annum. Effective May 1997 through May 1999, the Company has an interest rate protection agreement with respect to $137.5 million of the Credit Facility, which provides for offsetting

                        BEACON PROPERTIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
               (dollars in thousands, except per share amounts)


payments to the Company in the event that 90-day LIBOR exceeds 8.75% per annum. This interest rate protection arrangement may be applied during any four quarters in the period from May 1997 to May 1999.


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

                                   1996      1995
                                 -------------------
Net income:
 As reported                     $36,332    $18,060
 Pro forma (unaudited)            35,530     18,007
Net income per common share:
 As reported                        1.21       1.09
 Pro forma (unaudited)              1.19       1.09


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


     In conjunction with the formation of the Company persons contributing interests in properties to the Operating Partnership elected to receive either common stock of the Company or interests in the Operating Partnership ("Units"). Each Unit may be redeemed for cash equal to the fair market value of a share of common stock at the time of redemption or, at the option of the Company, one share of common stock. When a unitholder redeems a Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in the Operating Partnership is increased. At December 31, 1996 and 1995, 6,273,928 and 3,788,549 units were outstanding, respectively.


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


     In connection with the acquisition of the John Marshall I, E. J. Randolph and Northridge I properties, the Company has agreed to maintain the non-recourse financing assumed from the sellers for a five year period and not to dispose of the property for a seven year period. If the Company should choose not to maintain the non-recourse provisions of the existing or new debt, or sell the properties, within these respective time periods it shall be required to make payments to the sellers of approximately $6.0 million in 1997, reducing ratably to zero through 2003.

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