Form 10-Q
period 1997-03-31
BEACON PROPERTIES CORP
filed 1997-05-15
CIK 920114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________
Commission file number _____________________ 1-12926 _________________________

____________________ BEACON PROPERTIES CORPORATION _______________________
             (Exact name of Registrant as specified in its charter)

__________ Maryland _____________          _____________ 04-3224258 ___________
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

_________________50 Rowes Wharf, Boston, Massachusetts 02110___________________
___________________(Address of principal executive offices)____________________
                                   (Zip Code)

_____________________________(617) 330-1400_________________________________
              (Registrant's telephone number, including area code)

_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS;

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  55,248,990   Shares of common stock, $.01 par value as of May 13, 1997
--------------

                          BEACON PROPERTIES CORPORATION
                                    FORM 10-Q

                                      INDEX
                                      -----


                                                                                                  Page
                                                                                                  ----

Part I - Financial Information
         ---------------------

     Item 1.  Financial Statements

                      Consolidated Balance Sheets at March 31, 1997
                      and December 31, 1996                                                        3

                      Consolidated Statements of Operations for the three
                      months ended March 31, 1997 and 1996                                         4

                      Consolidated Statements of Cash Flows for the three
                      months ended March 31, 1997 and 1996                                         5

                      Notes to Consolidated Financial Statements                                  6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                   9-14

Part II - Other Information
          -----------------

     Item 1.  Legal Proceedings                                                                    15

     Item 2.  Changes in Securities                                                                15

     Item 3.  Defaults Upon Senior Securities                                                      15

     Item 4.  Submission of Matters to a Vote of Security Holders                                  15

     Item 5.  Other Information                                                                    15

     Item 6.  Exhibits and Reports on Form 8-K                                                     15

     Signature                                                                                     16


                          BEACON PROPERTIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,               December 31,
                                                                                             1997                     1996
                                                                                       -----------------        -----------------
                                                                                         (unaudited)
                                                                                                     (In thousands)

                                          ASSETS

    Real estate:
      Land                                                                             $        213,813         $        213,858
      Buildings, improvements and equipment                                                   1,482,626                1,477,672
                                                                                       -----------------        -----------------
                                                                                              1,696,439                1,691,530
              Less accumulated depreciation                                                     110,994                   97,535
                                                                                       -----------------        -----------------
                                                                                              1,585,445                1,593,995

    Deferred financing and leasing costs, net
        of accumulated amortization of $17,590 and $16,370                                       18,155                   17,321
    Cash and cash equivalents                                                                    14,156                   36,086
    Restricted cash                                                                               3,159                    2,599
    Accounts receivable                                                                          10,641                   11,609
    Accrued rent                                                                                 16,636                   13,065
    Prepaid expenses and other assets                                                            19,028                    1,093
    Mortgage notes receivable                                                                    51,507                   51,491
    Investments in and advance to joint ventures and corporations                                52,121                   52,153
                                                                                       -----------------        -----------------
                             Total assets                                              $      1,770,848         $      1,779,412
                                                                                       =================        =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:
      Mortgage notes payable                                                           $        451,862         $        452,212
      Note payable, Credit Facility                                                             153,000                  153,000
      Accounts payable, accrued expenses and other liabilities                                   34,414                   41,764
      Investment in joint venture                                                                24,458                   24,735
                                                                                       -----------------        -----------------
                        Total liabilities                                                       663,734                  671,711
                                                                                       -----------------        -----------------

    Commitments and contingencies                                                                   ---                      ---

    Minority interest in Operating Partnership                                                  108,509                  108,551
                                                                                       -----------------        -----------------

    Stockholders' equity:
      Common stock, $.01 par value, authorized 100,000,000
         shares, issued and outstanding 48,237,322 and 48,116,480 shares                            482                      481
      Additional paid-in capital                                                              1,025,803                1,022,110
      Cumulative net income                                                                      78,067                   60,047
      Cumulative dividends                                                                     (105,747)                 (83,488)
                                                                                       -----------------        -----------------
               Total stockholders' equity                                                       998,605                  999,150
                                                                                       -----------------        -----------------
               Total liabilities and stockholders' equity                              $      1,770,848         $      1,779,412
                                                                                       =================        =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          BEACON PROPERTIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       For the Quarter Ended
                                                                                             March 31,
                                                                     ---------------------------------------------------------
                                                                                1997                      1996
                                                                     ---------------------------------------------------------

                                                                     (Unaudited and in thousands, except per share amounts and
                                                                                        shares outstanding)

 Revenues:
    Rental income                                                       $            63,601     $           26,920
    Management fees                                                                     821                    750
    Recoveries from tenants                                                           8,351                  3,245
    Mortgage interest income                                                          1,372                    958
    Other income                                                                      2,575                  1,795
                                                                        --------------------    -------------------
                                                                                     76,720                 33,668
                                                                        --------------------    -------------------

 Expenses:
    Property expenses                                                                14,531                  6,896
    Real estate taxes                                                                 8,334                  3,517
    General and administrative                                                        8,627                  3,589
    Mortgage interest expense                                                        11,022                  6,344
    Interest - amortization of financing costs                                          477                    561
    Depreciation and amortization                                                    14,214                  5,862
                                                                        --------------------    -------------------
                                                                                     57,205                 26,769
                                                                        --------------------    -------------------

 Income from operations                                                              19,515                  6,899
 Equity in net income of joint ventures and corporations                              1,439                  1,407
                                                                        --------------------    -------------------
 Income from continuing operations                                                   20,954                  8,306
 Discontinued operations - Construction Company
        Loss from operations                                                           (586)                  (407)
                                                                        --------------------    -------------------
 Income before minority interest and extraordinary item                              20,368                  7,899
 Minority interest in Operating Partnership                                          (2,348)                (1,227)
                                                                        --------------------    -------------------
 Income before extraordinary item                                                    18,020                  6,672
 Extraordinary item, net of minority interest                                           ---                 (1,678)
                                                                        --------------------    -------------------
 Net income                                                             $            18,020     $            4,994
                                                                        ====================    ===================


 Income from continuing operations per common share                     $              0.38     $             0.32
 Discontinued operations - Construction Company
        Loss from operations                                                          (0.01)                 (0.02)
                                                                        --------------------    -------------------
 Income per common share before extraordinary item                                     0.37                   0.30
 Extraordinary item                                                                     ---                  (0.07)
                                                                        --------------------    -------------------
 Net income per common share                                            $              0.37     $             0.23
                                                                        ====================    ===================
 Weighted average common shares outstanding                                      48,156,877             22,074,715
                                                                        ====================    ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          BEACON PROPERTIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Three Months
                                                                                                     Ended March 31,
                                                                                       --------------------------------------------
                                                                                                 1997                   1996
                                                                                       --------------------------------------------
                                                                                                (unaudited and in thousands)

   Cash flows from operating activities:
   Net income                                                                              $        18,020        $         4,994
                                                                                           ----------------       ----------------
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Increase in accrued rent                                                                     (3,571)                (1,068)
       Depreciation, amortization and amortization of financing costs                               14,691                  6,423
       Equity in net income of joint ventures and corporations                                        (853)                (1,000)
       Minority interest in Operating Partnership                                                    2,348                  1,227
       Extraordinary item                                                                              ---                  1,678
       Decrease (increase) in accounts receivable                                                      968                 (2,755)
       Increase in prepaid expenses and other assets                                                  (557)                  (875)
       (Decrease) increase in accounts payable and accrued expenses                                 (2,638)                 9,838
                                                                                            ----------------      ----------------
   Total adjustments                                                                                10,388                 13,468
                                                                                            ----------------      ----------------
   Net cash provided by operating activities                                                        28,408                 18,462
                                                                                            ----------------      ----------------

   Cash flows from investing activities:
       Property additions                                                                           (9,019)              (335,547)
       Payment of deferred leasing costs                                                            (1,926)                (1,745)
       (Increase) decrease in prepaid expenses and other assets                                    (17,378)                 5,000
       Purchase of mortgage notes receivable                                                           (16)                    (9)
       Capital distributions from joint ventures                                                       596                  1,836
       Increase in restricted cash                                                                    (560)                (1,662)
                                                                                            ----------------      ----------------
       Net cash used by investing activities                                                       (28,303)              (332,127)
                                                                                            ----------------      ----------------

   Cash flows from financing activities:
       Proceeds from issuance of common stock, net of costs                                          3,092                175,329
       Payment of deferred financing costs                                                            (128)                (4,647)
       Borrowings on Credit Facility                                                                   ---                 75,000
       Payments on Credit Facility                                                                     ---               (205,500)
       Borrowings on mortgage notes                                                                    ---                593,000
       Payments on mortgage notes                                                                     (350)              (260,158)
       Decrease in prepaid expenses and other assets                                                   ---                  2,300
       Distributions paid to minority interest in Operating Partnership                             (2,390)                (1,591)
       Dividends paid to stockholders                                                              (22,259)                (8,491)
                                                                                            ----------------      ----------------
       Net cash (used) provided by financing activities                                            (22,035)               365,242
                                                                                            ----------------      ----------------

   Net (decrease) increase in cash and cash equivalents                                            (21,930)                51,577
   Cash and cash equivalents, beginning of period                                                   36,086                  4,501
                                                                                            ----------------      ----------------
   Cash and cash equivalents, end of period                                                $        14,156        $        56,078
                                                                                           ================       ================

   Supplemental disclosures:
   Cash paid during the period for interest                                                $        11,331        $         5,343
                                                                                           ================       ================

   Non cash activities:
     Increase in minority interest as a result of acquisition of properties                $           ---        $        13,758
                                                                                           ================       ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          BEACON PROPERTIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------


1.      Organization and Basis of Presentation:
        ---------------------------------------

        Organization
        ------------

        Beacon Properties Corporation was incorporated on March 4, 1994 as a Maryland Corporation, and commenced operations effective with the completion of its Initial Public Offering (the "IPO") on May 26, 1994. Beacon Properties Corporation, together with Beacon Properties, L.P. (the "Operating Partnership") and their subsidiaries (collectively, the "Company") was formed to continue and expand the commercial real estate business of The Beacon Group (the "Predecessor"). The Company qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

        The Company specializes in property ownership, management, leasing, design and development and, as of May 13, 1997, owned or had an interest in 103 properties totaling approximately 16.3 million square feet (the "Properties").

        Basis of Presentation
        ---------------------

        The financial statements of the Company are consolidated and include all the accounts of the Company, its majority owned Operating Partnership and subsidiaries. All significant intercompany balances and transactions have been eliminated.

        The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K (as amended by Form 10-K/A) for the fiscal year ended December 31, 1996. Certain reclassifications have been made to previously reported amounts to conform with current reporting.

                          BEACON PROPERTIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------


2.      Equity Investments in Real Estate:
        ----------------------------------

        The Company reports its share of income and losses based on its ownership interest in the respective equity investments. Losses in excess of investments are not recorded where the Company has not guaranteed or does not intend to provide any future financial support. The following summarized information has been presented for the property joint ventures and property corporation for which the Company has recorded its share of the earnings for the three months ended March 31, 1997.



                                                          One Post                 Polk &              75-101 Federal
                                                        Office Square              Taylor                  Street
                                                     --------------------    -------------------     -----------------
                                                                                (in thousands)

 Balance sheets at March 31, 1997
 Real estate, net                                     $           40,095      $          90,607       $       155,658
 Cash                                                              1,740                    810                 9,824
 Other assets                                                     10,777                  2,167                 2,801
                                                     --------------------    -------------------     -----------------
                                                      $           52,612      $          93,584       $       168,283
                                                     ====================    ===================     =================

 Mortgage notes payable                               $           92,717      $             ---       $        90,000
 Other liabilities                                                 1,435                    811                 3,961
 Equity (deficiency)                                             (41,540)                92,773                74,322
                                                     --------------------    -------------------     -----------------
                                                      $           52,612      $          93,584       $       168,283
                                                     ====================    ===================     =================
 Summary of operations for the three months
 ended March 31, 1997
     Revenues                                         $            5,640      $           5,827       $         6,960
     Other income                                                    113                    251                   324
                                                     --------------------    -------------------     -----------------

         Total revenues                                            5,753                  6,078                 7,284
                                                     --------------------    -------------------     -----------------
     Operating expenses                                            2,344                  1,543                 3,006
     Mortgage interest expense                                     1,704                    ---                 1,731
     Depreciation and amortization                                   890                    858                 1,173
                                                     --------------------    -------------------     -----------------

          Total expenses                                           4,938                  2,401                 5,910
                                                     --------------------    -------------------     -----------------
            Net income                                $              815      $           3,677       $         1,374
                                                     ====================    ===================     =================

 Share of properties:
 Depreciation and amortization                        $              330      $              86       $           590


                          BEACON PROPERTIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


3.      Commitments and Contingencies:
        ------------------------------

        In March 1997, the Company entered into a contract to acquire an office complex located in Westchester (suburban Chicago), Illinois (the "Westbrook Corporate Center"). The purchase price of the property is approximately $182.1 million, consisting of the assumption of $106 million of mortgage debt, the issuance of approximately $50 million of units of limited partnership interest in the Operating Partnership ("Units") and approximately $26.1 million in cash.

4.      Pro Forma Results (unaudited):
        ------------------------------

        The following unaudited pro forma operating results for the Company have been prepared as if the 1996 stock offerings and the 1996 property acquisitions had occurred on January 1, 1996. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1996, nor does it purport to represent the results of operations for future periods.


        Three Months ended March 31, 1997 and 1996           1997            1996
        ------------------------------------------           ----            ----

        Revenue                                            $ 76,720        $ 72,210

        Income before extraordinary item                     18,020          15,981

        Net income per common share
        before extraordinary item                          $    .37        $    .33


5.      Subsequent Events:
        ------------------

        On April 9, 1997, the Company converted its $300 million secured floating-rate credit facility (the "Credit Facility") to an unsecured facility and decreased the interest rate on the Credit Facility from the Eurodollar rate plus 175 basis points (1.75%) to the Eurodollar rate plus 120 basis points (1.20%). Additionally, on April 30, 1997, the maximum loan amount available under the Credit Facility was increased to $350 million.

        On April 10, 1997, the Company sold 7,000,000 shares of common stock, $.01 par value, to the public at $32.125 per share (the "April 1997 Offering"). The proceeds of the April 1997 Offering, net of offering costs, were approximately $211.4 million. The net proceeds of the April 1997 Offering were used to purchase 10880 Wilshire Boulevard located in Westwood, California and two office properties located in Fairfax County, Virginia ("Centerpointe I and II") with the remaining balance used to pay down the Credit Facility.

        On April 23, 1997, the Company acquired 10880 Wilshire Boulevard located in Westwood, California for aggregate consideration of approximately $99 million.

        On April 24, 1997, the Company declared a dividend of $.4625 per common share payable on May 23, 1997 to stockholders of record on May 9, 1997.

        On April 30, 1997, the Company acquired Centerpointe I and II, located in Fairfax County, Virginia for aggregate consideration of approximately $55 million consisting of approximately $25 million in cash and assumption of $30 million of mortgage debt.

        On May 8, 1997, the Company sold the Westlakes Office Park property, its sole property located in Berwyn (suburban Philadelphia), Pennsylvania for approximately $72.5 million. The transaction will be treated as a like-kind exchange in which the sale proceeds, which are currently held in escrow, will be used to purchase a future acquisition property.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: Real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowing, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

Results of Operations

Comparison of Three Months Ended March 31, 1997 and March 31, 1996

The Company's gross revenues increased by 128% for the three months ended March 31, 1997 compared to the corresponding period in 1996. The growth in gross revenues was primarily the result of the acquisition of 78 Properties (the "Acquisition Properties") comprising 9.1 million square feet during 1996. The Company's proportionate share of weighted average square feet of office properties increased by 112% to 14.0 million square feet for the three months ended March 31, 1997 compared to 6.6 million square feet for the corresponding period in 1996.

The Acquisition Properties increased revenues from rental operations, which includes rental income, recoveries from tenants and other income, by $41.1 million for the three months ended March 31, 1997 compared to the corresponding period in 1996. The remaining balance of the increase was primarily due to increases in occupancy and rental rates and completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996.

The impact of the straight-line rent adjustment increased consolidated revenues for the Company by $3.6 million for the three months ended March 31, 1997 and $1.1 million for the corresponding period in 1996. The impact of the straight-line rent adjustment decreased the Company's equity in net income of property joint ventures and corporations by $0.1 million for the three months ended March 31, 1997 and increased the Company's equity in net income of property joint ventures and corporations by $0.1 million for the corresponding period in 1996.

Mortgage interest income for the three months ended March 31, 1997 was $1.4 million and $1.0 million for corresponding period in 1996. The increase of $0.4 million was the result of the Company's acquisition of the remaining portions of the outstanding first mortgage indebtedness on the Rowes Wharf Property in April and June 1996.

The Acquisition Properties increased property expenses, real estate taxes and depreciation and amortization by $19.6 million for the three months ended March 31, 1997 compared to the corresponding period in 1996. The remaining balance of the increase was primarily due to additional operating expenses as a result of an increase in occupancy and the completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------

General and administrative expenses were $8.6 million for the three months ended March 31, 1997 and $3.6 million for the corresponding period in 1996. The Acquisition Properties increased general and administrative expenses by $1.5 million. The remaining balance of the increase was primarily due to an increase in corporate management and administrative costs. In 1996, the Company established its first regional offices in the Southeast and Mid-Atlantic and in the first quarter of 1997 regional offices in the Midwest and West had begun to be established. As a result, payroll expense increased by $1.8 million along with an increase in other employee related expenses. General and administrative expenses as a percentage of total revenue were 11.2% in 1997 and 10.65% in 1996.

Net operating income (excluding the effect of straight-line rents) for properties owned for at least a full year (all properties except the Acquisition Properties) increased 4.9% for the three months ended March 31, 1997 compared to the corresponding period in 1996.

Mortgage interest expense was $11.0 million for the three months ended March 31, 1997 and $6.3 million for the corresponding period in 1996. The increase of $4.7 million was primarily the result of debt incurred or assumed in connection with the acquisition in 1996 of the Perimeter Center Portfolio and the Fairfax County Portfolio and an increase in the weighted average outstanding balance of the Credit Facility of $153.0 million for the three months ended March 31, 1997 compared to $71.3 million for corresponding period in 1996.

Interest-amortization of financing costs was $0.5 million for the three months ended March 31, 1997 and $0.6 million for the corresponding period in 1996. The decrease of $0.1 million was primarily the result of the reduction in amortization of financing costs of the Credit Facility as a result of the write-off of fees and costs of the Credit Facility which was substantially modified in June 1996.

Loss from discontinued operations from the Construction Company was $0.6 million for the three months ended March 31, 1997 and $0.4 million for the corresponding period in 1996. In December 1996, substantially all of the assets of the Construction Company were sold to Skanska AB, a Swedish construction firm. The Construction Company's new business plan involves the completion of certain contracts not transferred to the purchaser and the liquidation of its remaining assets.

An extraordinary item, net of minority interest, of $1.7 million loss for the three months ended March 31, 1996 was recorded in connection with the write-off of fees and costs to acquire a $260 million mortgage loan provided by Paine Webber Real Estate Securities, Inc. used to acquire the Perimeter Center Portfolio (the "Paine Webber Acquisition Loan"). The Paine Webber Acquisition Loan was repaid in March 1996 approximately three years prior to its maturity.

The minority interest in the Operating Partnership represents the portion of the Operating Partnership which is not owned by the Company.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


As of March 31, 1997, the Company owned or had an interest in 104 income producing commercial properties. The percent leased calculation includes all leases executed as of March 31, 1997.


                                                          Rentable           Percent        Average       Net Effective
                                                         Square Feet          Leased        Base Rent          Rent
                                                      -----------------   --------------  -------------  ----------------

 Downtown Boston Office Market:
 Center Plaza                                              649,000              98%         $22.58            $12.63
 75-101 Federal Street                                     812,000              92%          30.67             20.24
 One Post Office Square                                    764,000              99%          24.29             15.46
 150 Federal Street                                        530,000             100%          25.15             21.25
 Russia Wharf                                              315,000              97%          14.22              8.09
 Rowes Wharf                                               344,000             100%          29.89             18.56
 Two Oliver-147 Milk Street                                271,000              99%          17.08             11.72
 175 Federal Street                                        203,000              99%          25.21             15.58
 South Station                                             149,000             100%          30.67             20.77
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         4,037,000              98%          24.92             16.38
 --------------------------------------------------------------------------------------------------------------------

 --------------------------------------------------------------------------------------------------------------------
 North Central Atlanta Office Market:
 Perimeter Center Portfolio                              3,302,000              96%          16.69             11.58
 --------------------------------------------------------------------------------------------------------------------

 Greater Boston Suburban Office Market:
 Wellesley Office Park Buildings 1-8                       623,000             100%          24.15             16.99
 Crosby Corporate Center                                   336,000              88%          13.37              9.57
 Westwood Business Centre                                  160,000             100%          19.55             11.34
 New England Executive Park                                817,000              97%          18.47             11.63
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         1,936,000              97%          19.53             13.00
 --------------------------------------------------------------------------------------------------------------------

 Cambridge Office Market:
 One Canal Park                                            100,000             100%          22.05             13.99
 Ten Canal Park                                            110,000              92%          19.23             12.42
 The Riverview Building                                    263,000             100%          22.34             17.46
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal           473,000              98%          21.55             15.55
 --------------------------------------------------------------------------------------------------------------------

 --------------------------------------------------------------------------------------------------------------------
 Suburban Philadelphia Office Market:
 Westlakes 1, 2, 3 & 5                                     444,000             100%          20.34             15.84
 --------------------------------------------------------------------------------------------------------------------

 Suburban Virginia Office Market:
 Polk and Taylor Buildings                                 890,000             100%          23.77             19.23
 E.J. Randolph                                             165,000              99%          20.99             15.23
 John Marshall I                                           261,000             100%          18.26             15.85
 Northridge I                                              124,000             100%          25.96             19.34
 1300 North 17th Street                                    373,000              98%          24.24             17.13
 1616 North Fort Myer Drive                                293,000             100%          23.07             15.45
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         2,106,000             100%          22.98             17.61
 --------------------------------------------------------------------------------------------------------------------




 Washington, D.C. Office Market:
 --------------------------------------------------------------------------------------------------------------------
 1333 H Street                                              239000              90%          27.38             20.20
 --------------------------------------------------------------------------------------------------------------------

 Suburban Chicago Office Market:
 AT&T Plaza                                                225,000              98%          20.80             14.16
 Tri-State International                                   548,000              83%          22.49             15.80
 Presidents Plaza                                          791,000              91%          19.44             12.16
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         1,564,000              89%          20.70             13.72
 --------------------------------------------------------------------------------------------------------------------

 West Los Angeles Office Market:
 10960 Wilshire Boulevard                                  544,000              89%          24.70             18.52
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal           544,000              89%          24.70             18.52
 --------------------------------------------------------------------------------------------------------------------

 Silicon Valley Office Market: (NNN)
 Shoreline Technology Park                                 727,000             100%          17.84             18.77
 Lake Marriott Business Park                               400,000             100%           9.80             10.78
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         1,127,000             100%          14.98             15.94
 --------------------------------------------------------------------------------------------------------------------

 --------------------------------------------------------------------------------------------------------------------
 Total Weighted Average Properties                      15,772,000              96%         $20.94            $14.92
 --------------------------------------------------------------------------------------------------------------------



        Base rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation.

        Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation, less total operating expenses and real estate taxes.

The following table reflects the lease expiration schedule of the 104 income producing commercial properties the Company owned or had an interest in as of March 31, 1997.


  Year or period of              Square                  % of             Annual            Annual Rent
      Expiration                  Feet                Square feet         Rent (1)         per Square Foot        # of tenants
 -----------------------------------------------------------------------------------------------------------------------------

  4/1-12/31/97                  2,053,205                13.0%         $42,439,146              $20.67                  189
  1998                          1,074,143                 6.8%          24,897,070               23.18                  189
  1999                          1,561,188                 9.9%          34,174,277               21.89                  190
  2000                          2,217,647                14.1%          48,707,065               21.96                  193
  2001                          2,701,909                17.1%          65,086,877               24.09                  167
  2002                          1,236,509                 7.8%          34,787,934               28.13                   91
  2003                            588,104                 3.7%          15,620,637               26.56                   36
  2004                            633,616                 4.0%          11,877,595               18.75                   26
  2005 & beyond                 3,166,362                20.1%          86,853,794               27.43                   63
                      --------------------------------------------------------------------------------------------------------
         Total leased          15,232,683                96.5%        $364,444,395              $23.93                1,144
                      --------------------------------------------------------------------------------------------------------



(1) Annualized expiring base rental income represented by such leases plus 1996 tenant payments on account of real estate tax and operating expense escalations.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------

Liquidity and Capital Resources

Cash and cash equivalents were $14.2 million at March 31, 1997 compared to $36.1 million at December 31, 1996. The decrease in cash and cash equivalents was primarily the result of an increase in deposits on pending property acquisitions of $17.4 million.

Investing Activities

At March 31, 1997, the Company had approximately $17.4 million of deposits outstanding in connection with the acquisition of Westbrook Corporate Center, Centerpointe I and II, two office complexes located in Rosemont, Illinois and 175 Wyman Street, located in Waltham (suburban Boston), Massachusetts.

On April 23, 1997, the Company acquired 10880 Wilshire Boulevard located in Westwood, California for aggregate consideration of approximately $99 million. The Company used proceeds from the April 1997 Offering to purchase the portfolio.

On April 30, 1997, the Company acquired Centerpointe I and II, located in Fairfax County, Virginia, for aggregate consideration of approximately $55 million consisting of approximately $25 million in cash and assumption of $30 million of mortgage debt. The Company used proceeds from the April 1997 Offering for the cash portion of the acquisition.

On May 8, 1997, the Company sold the Westlakes Office Park property, its sole property located in Berwyn (suburban Philadelphia), Pennsylvania for approximately $72.5 million. The transaction will be treated as a like-kind exchange in which the sale proceeds, which are currently held in escrow, will be used to purchase a future acquisition property.

Financing Activities

On April 10, 1997, the Company sold 7,000,000 shares of common stock, $.01 par value, to the public at $32.125 per share. The proceeds of the April 1997 Offering, net of offering costs, were approximately $211.4 million. The net proceeds of the April 1997 Offering were used to purchase 10880 Wilshire Boulevard and Centerpointe I and II properties with the remaining balance used to pay down the Credit Facility.

On April 24, 1997, the Company declared a dividend of $.4625 per common share payable on May 23, 1997 to stockholders of record on May 9, 1997.

Capitalization

At March 31, 1997, the Company's total consolidated debt was approximately $604.9 million, and its total consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) was approximately $697.7 million at March 31, 1997. At March 31, 1997, the Company's outstanding consolidated debt consisted of approximately $153.0 million under its floating-rate Credit Facility and approximately $451.9 million of fixed rate mortgage indebtedness with an weighted average rate of 7.22%, collateralized by properties owned 100% by the Company. The Company's proportionate share of its current total unconsolidated debt (excluding the Rowes Wharf property debt) consists of approximately $46.4 million on the One Post Office Square Property (in which the Company has a 50% general partner interest) and approximately $46.4 million on the 75-101 Federal Street property (in which the Company owns approximately 52% of the common stock of a private REIT that owns the property). The weighted average rate of the Company's unconsolidated fixed rate mortgage indebtedness is 7.47%. The weighted average rate of the Company's consolidated and unconsolidated fixed rate mortgage indebtedness is 7.27% and the weighted average maturity is approximately 6.7 years.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


Based on the Company's total market capitalization of $2,503.3 million at March 31, 1997 (at the March 31, 1997 closing stock price of $33.125 per share and including the 6,273,928 Units of minority interest in the Operating Partnership), the Company's consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) represented approximately 28% of its total market capitalization.

Funds from Operations

The Company believes that to facilitate a clear understanding of the operating results of the Company, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only real estate related assets), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity. The following table presents the calculations for FFO for the periods ended March 31, 1997 and March 31, 1996.


                                                                       For the Quarter ended
                                                                              March 31,
                                                               -----------------------------------
                                                                        1997               1996
                                                                        ----               ----
                                                                             (in thousands)

 Income before minority interest and extraordinary item        $      20,368       $      7,899
 Add consolidated properties:
      Depreciation and amortization                                   14,214              5,862
 Add joint ventures properties:
      Depreciation and amortization                                    1,006                954
                                                              ---------------     --------------
 Funds from operations before minority interest                       35,588             14,715
 Company share of Operating Partnership                               88.47%             84.46%
                                                              ---------------     --------------
 Company funds from operations                                 $      31,485       $     12,428
                                                              ===============     ==============
 Weighted average common shares outstanding                           48,157             22,075
                                                              ===============     ==============



Short and Long Term Liquidity

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

                          BEACON PROPERTIES CORPORATION

                                     PART II

                                     -------

OTHER INFORMATION
-----------------
Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:

         3.1 Articles of Incorporation of the Company, as amended (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994)

         3.2 Amended and Restated Bylaws of the Company (Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-17237))

         27.1 Financial Data Schedule

         (b) Reports on Form 8-K.

             A report on Form 8-K dated December 20, 1996 (as amended by Form 8-K/A and Form 8-K/A-2) was filed which included information regarding Items 2 and 7. Included in Item 7 were financial statements, pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of the Shoreline Technology Park, Lake Marriott Business Park and Presidents Plaza properties.

             A report on Form 8-K dated March 27, 1997 (as amended by Form 8-K/A) and a report on Form 8-K/A dated April 7, 1997 (as amended by Form 8-K/A) were filed which included information regarding Items 5 and 7. Included in Item 7 were financial statements, pro forma information and exhibits. The reports were filed in connection with the Company's pending acquisition of the Westbrook Corporate Center, 10880 Wilshire Boulevard and Centerpointe I and II properties and the April 1997 offering.

                          BEACON PROPERTIES CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BEACON PROPERTIES CORPORATION




                                                  /s/  Robert J. Perriello
                                                  -----------------------------
                                                  Robert J. Perriello,
                                                  Senior Vice President,
                                                  and Chief Financial Officer


Date:  May 15, 1997