Form 10-Q
period 1997-06-30
BEACON PROPERTIES CORP
filed 1997-08-14
CIK 920114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _______________________
Commission file number _____________________ 1-12926 _____________________


                          BEACON PROPERTIES CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Maryland                                     04-3224258
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                50 Rowes Wharf, Boston, Massachusetts     02110
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (617) 330-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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


  55,375,143   Shares of common stock, $.01 par value as of August 12, 1997
--------------

                          BEACON PROPERTIES CORPORATION
                                    FORM 10-Q

                                      INDEX

Part I - Financial Information
         ---------------------

     Item 1.  Financial Statements

                      Consolidated Balance Sheets at June 30, 1997
                      and December 31, 1996                                                   3

                      Consolidated Statements of Operations for the three and six
                      months ended June 30, 1997 and 1996                                     4

                      Consolidated Statements of Cash Flows for the six
                      months ended June 30, 1997 and 1996                                     5

                      Notes to Consolidated Financial Statements                             6-9

     Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                             10-18

Part II - Other Information
          -----------------

     Item 1.  Legal Proceedings                                                              19

     Item 2.  Changes in Securities                                                          19

     Item 3.  Defaults Upon Senior Securities                                                19

     Item 4.  Submission of Matters to a Vote of Security Holders                            20

     Item 5.  Other Information                                                              20

     Item 6.  Exhibits and Reports on Form 8-K                                               20

     Signature                                                                               21


                          BEACON PROPERTIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,         December 31,
                                                                                      1997               1996
                                                                                 ---------------   -----------------
                                                                                  (Unaudited)
                                                                                            (in thousands)

                                     ASSETS

  Real Estate:
      Land                                                                        $     297,735      $      213,858
      Buildings, improvements and equipment                                           1,998,180           1,477,672
                                                                                 ---------------    ----------------
                                                                                      2,295,915           1,691,530
      Less accumulated depreciation                                                     121,987              97,535
                                                                                 ---------------    ----------------
                                                                                      2,173,928           1,593,995

  Deferred financing and leasing costs, net of accumulated
       amortization of $18,759 and $16,370                                               16,751              17,321
  Cash and cash equivalents                                                              49,171              36,086
  Restricted cash                                                                         5,064               2,599
  Accounts receivable                                                                    15,222              11,609
  Accrued rent                                                                           20,717              13,065
  Prepaid expenses and other assets                                                       2,716               1,093
  Mortgage notes receivable                                                              51,507              51,491
  Investments in and advance to joint ventures and corporations                          51,345              52,153
                                                                                 ---------------    ----------------
           Total assets                                                            $  2,386,421       $   1,779,412
                                                                                 ===============    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Mortgage notes payable                                                       $    587,503       $     452,212
      Note payable, Credit Facility                                                     149,000             153,000
      Accounts payable, accrued expenses and other liabilities                           66,973              41,764
      Investment in joint venture                                                        24,458              24,735
                                                                                 ---------------    ----------------
           Total liabilities                                                            827,934             671,711
                                                                                 ---------------    ----------------

  Commitments and contingencies                                                              --                  --
  Minority interest in Operating Partnership                                            143,055             108,551
                                                                                 ---------------    ----------------

  Stockholders' equity:
  Preferred stock, $.01 par value, authorized 25,000,000 shares,                             80                  --
       8,000,000 shares of 8.98% Series A Cumulative Redeemable Preferred
       Stock issued and outstanding (Aggregate liquidation preference of
       $200,000)
  Common stock, $.01 par value, authorized 100,000,000
       shares, issued and outstanding 55,375,143 and 48,116,480 shares                      554                 481
  Additional paid-in capital                                                          1,435,479           1,022,110
  Cumulative net income                                                                 110,619              60,047
  Cumulative dividends                                                                 (131,300)            (83,488)
                                                                                 ---------------    ----------------
      Total stockholders' equity                                                      1,415,432             999,150
                                                                                 ---------------    ----------------
      Total liabilities and stockholders' equity                                   $  2,386,421       $   1,779,412
                                                                                 ===============    ================



        The accompanying notes are an integral part of these consolidated financial statements.

                          BEACON PROPERTIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                           -------------------------------  --------------------------------
                                                                1997             1996            1997              1996
                                                           --------------  ---------------  --------------    --------------
                                                              (Unaudited and in thousands, except per share amounts and
                                                                                 shares outstanding)

Revenues:
    Rental income                                            $    71,086     $     33,130    $    134,688      $     60,051
    Management fees                                                  758              768           1,579             1,517
    Recoveries from tenants                                        9,246            3,538          17,598             6,782
    Mortgage interest income                                       1,387            1,207           2,759             2,165
    Other income                                                   3,562            2,795           6,129             4,591
                                                           --------------  ---------------  --------------    --------------
                                                                  86,039           41,438         162,753            75,106
                                                           --------------  ---------------  --------------    --------------

Expenses:
    Property expenses                                             16,785            7,874          31,316            14,770
    Real estate taxes                                              9,146            4,313          17,480             7,831
    General and administrative                                     9,090            3,774          17,711             7,362
    Mortgage interest expense                                     11,641            7,317          22,663            13,661
    Interest - amortization of financing costs                       260              623             737             1,184
    Depreciation and amortization                                 17,609            7,484          31,823            13,346
                                                           --------------  ---------------  --------------    --------------
                                                                  64,531           31,385         121,730            58,154
                                                           --------------  ---------------  --------------    --------------

Income from operations                                            21,508           10,053          41,023            16,952
Equity in net income of joint ventures and corporations            1,861            1,245           3,300             2,652
                                                           --------------  ---------------  --------------    --------------
Income from continuing operations                                 23,369           11,298          44,323            19,604
Discontinued operations - Construction Company
      Loss from operations                                          (887)            (663)         (1,473)           (1,070)
Gain on sale of property                                          16,736             ----          16,736              ----
                                                           --------------  ---------------  --------------    --------------
Income before minority interest                                   39,218           10,635          59,586            18,534
Minority interest in Operating Partnership                        (4,331)          (1,453)         (6,679)           (2,681)
                                                           --------------  ---------------  --------------    --------------
Income before extraordinary items                                 34,887            9,182          52,907            15,853
Extraordinary items, net of minority interest                     (2,335)          (1,632)         (2,335)           (3,309)
                                                           --------------  ---------------  --------------    --------------
Net income                                                        32,552            7,550          50,572            12,544
Income allocated to preferred shareholders                          (898)            ----            (898)             ----
                                                           --------------  ---------------  --------------    --------------
Net income available to common shareholders                  $    31,654     $      7,550    $     49,674      $     12,544
                                                           ==============  ===============  ==============    ==============

Net income per common share before extraordinary items       $      0.62     $       0.34    $       1.02      $       0.64
Extraordinary items                                                (0.04)           (0.06)          (0.05)            (0.13)
                                                           --------------  ---------------  --------------    --------------
Net income per common share                                  $      0.58     $       0.28    $       0.97      $       0.51
                                                           ==============  ===============  ==============    ==============
Weighted average common shares outstanding                    54,132,915       27,289,369      51,161,405        24,682,042
                                                           ==============  ===============  ==============    ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                          BEACON PROPERTIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended June 30,
                                                                       ---------------------------------------------
                                                                              1997                     1996
                                                                       ---------------------      ------------------
                                                                                     (Unaudited in thousands)

Cash flows from operating activities:
Net income                                                              $           50,572          $      12,544
                                                                       ---------------------       -----------------
Adjustments to reconcile net income
   to net cash provided by operating activities:
    Increase in accrued rent                                                        (7,652)                 (2,581)
    Depreciation, amortization and amortization of financing costs                  32,560                  14,530
    Equity in net income of joint ventures and corporations                         (1,827)                 (1,582)
    Minority interest in Operating Partnership                                       6,679                   2,681
    Gain on sale of property                                                       (16,736)                    ---
    Extraordinary items                                                              2,335                   3,309
    Increase in accounts receivable                                                 (3,613)                 (2,151)
    Increase in prepaid expenses and other assets                                     (265)                   (441)
    Increase in accounts payable and accrued expenses                               29,921                   9,087
                                                                       ---------------------       ------------------
Total adjustments                                                                   41,402                  22,852
                                                                       ---------------------       ------------------
Net cash provided by operating activities                                           91,974                  35,396
                                                                       ---------------------       ------------------
Cash flows from investing activities:
    Property additions                                                            (499,643)               (342,276)
    Proceeds from sale of property                                                  72,500                     ---
    Payment of deferred leasing costs                                               (4,330)                 (2,751)
    (Increase) decrease in prepaid expenses and other assets                        (1,358)                  3,000
    Purchase of mortgage notes receivable                                              (16)                (16,708)
    Capital distributions from joint ventures                                        2,335                   2,840
    Increase in restricted cash                                                     (2,465)                 (2,274)
                                                                       ---------------------       ------------------
    Net cash used by investing activities                                         (432,977)               (358,169)
                                                                       ---------------------       ------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net of costs                           219,570                 175,024
    Proceeds from issuance of preferred stock, net of costs                        193,350                     ---
    Payment of deferred financing costs                                             (1,019)                 (5,051)
    Borrowings on Credit Facility                                                  348,000                  75,000
    Payments on Credit Facility                                                   (352,000)               (205,500)
    Borrowings on mortgage notes                                                       ---                 593,000
    Payments on mortgage notes                                                        (709)               (260,318)
    Decrease in prepaid expenses and other assets                                      ---                   2,300
    Distributions paid to minority interest in Operating
       Partnership                                                                  (5,292)                 (3,297)
    Dividends paid to stockholders                                                 (47,812)                (19,946)
                                                                       ---------------------       ------------------
Net cash provided by financing activities                                          354,088                 351,212
                                                                       ---------------------       ------------------
Net increase in cash and cash equivalents                                           13,085                  28,439
Cash and cash equivalents, beginning of period                                      36,086                   4,501
                                                                       ---------------------       ------------------
Cash and cash equivalents, end of period                                $           49,171          $       32,940
                                                                       =====================       ==================
Supplemental disclosures:
Cash paid during the period of interest                                 $           21,004          $       12,364
                                                                       =====================       ==================
Non cash activities:
Redemption of Operating Partnership units for common stock              $              ---          $          486
                                                                       =====================       ==================
Increase in minority interest as a result of acquisition of
  properties                                                            $           33,417          $       13,758
                                                                       =====================       ==================
Liabilities assumed in connection with contributions and
  acquisitions of properties                                            $          136,000          $          ---
                                                                       =====================       ==================



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

         The Company specializes in property ownership, management, leasing, design and development and currently owns or has an interest in 118 properties totaling approximately 18.8 million square feet (the "Properties").

         Basis of Presentation
         ---------------------

         The financial statements of the Company are consolidated and include all the accounts of the Company, its majority owned Operating Partnership and subsidiaries. All significant intercompany balances and transactions have been eliminated.

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the six months ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K (as amended by Form 10-K/A) for the fiscal year ended December 31, 1996. Certain reclassifications have been made to previously reported amounts to conform with current reporting.

                          BEACON PROPERTIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

2.       Equity Investments in Real Estate:
         ----------------------------------

         The Company reports its share of income and losses based on its ownership interest in the respective equity investments. Losses in excess of investments are not recorded where the Company has not guaranteed or does not intend to provide any future financial support. The following summarized information has been presented for the property joint ventures and property corporation for which the Company has recorded its share of the earnings for the six months ended June 30, 1997.



                                                                                                        75-101
                                                             One Post               Polk &              Federal
                                                           Office Square            Taylor              Street
                                                        ------------------   ------------------     ---------------
                                                                               (in thousands)

    Balance sheets at June 30, 1997
    Real estate, net                                    $          40,433    $          89,800      $      155,251
    Cash                                                            1,631                  986               9,640
    Other assets                                                   10,438                2,052               2,444
                                                        ------------------   ------------------     ---------------
                                                        $          52,502    $          92,838      $      167,335
                                                        ==================   ==================     ===============

    Mortgage notes payable                              $          92,273    $             ---      $       90,000
    Other liabilities                                               1,581                  477               2,420
    Equity (deficiency)                                           (41,352)              92,361              74,915
                                                        ------------------   ------------------     ---------------
                                                        $          52,502    $          92,838      $      167,335
                                                        ==================   ==================     ===============
    Summary of operations for the six months
    ended June 30, 1997
        Revenues                                        $          11,369    $          11,580      $       14,569
        Other income                                                  240                  401                 676
                                                        ------------------   ------------------     ---------------
             Total revenues                                        11,609               11,981              15,245
                                                        ------------------   ------------------     ---------------
        Operating expenses                                          4,503                3,100               5,938
        Mortgage interest expense                                   3,399                  ---               3,460
        Depreciation and amortization                               1,785                1,715               2,367
                                                        ------------------   ------------------     ---------------
             Total expenses                                         9,687                4,815              11,765
                                                        ------------------   ------------------     ---------------
               Net income                               $           1,922    $           7,166      $        3,480
                                                        ==================   ==================     ===============

    Share of properties:
    Depreciation and amortization                       $             712    $             172      $        1,192
    Interest - amortization of financing costs                        419                  ---                  29


                          BEACON PROPERTIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


3.       Mortgage Notes Payable:
         -----------------------

         On April 30, 1997, in connection with the acquisition of Centerpointe I and II located in Fairfax County, Virginia, the Company assumed $30 million of mortgage debt secured by the properties. The mortgage has a remaining term of 3.9 years, bears interest at 7.32% and requires monthly installments of interest only until December 1, 1999 and principal and interest during the remaining term based on a 25-year amortization schedule.

         On May 23, 1997, in connection with the acquisition of Westbrook Corporate Center located in suburban Chicago, the Company assumed approximately $82 million of million of mortgage debt and borrowed $24 million of additional mortgage debt secured by the properties. The mortgage has a term of ten years, bears interest at 8.00% and requires monthly installments of principal and interest based on a 26-year amortization schedule.

4.       Note Payable, Credit Facility:
         ------------------------------

         On April 8, 1997, the Company replaced its $300 million secured floating-rate credit facility (the "Credit Facility") to an unsecured facility and decreased the interest rate on the Credit Facility from the Eurodollar rate plus 175 basis points (1.75%) to the Eurodollar rate plus 120 basis points (1.20%). Additionally, on April 30, 1997, the maximum loan amount available under the Credit Facility was increased to $350 million.

         As a result of the new unsecured Credit Facility, the Company recorded an extraordinary item of $2.3 million, net of minority interest, in connection with the write-off of fees and costs to acquire the prior secured Credit Facility.

5.       Commitments and Contingencies:
         ------------------------------

         In connection with the acquisition of the Westbrook Corporate Center, the Company has agreed to maintain non-recourse financing assumed from the sellers for a 10 year period and not to sell or otherwise transfer any portion of the property prior to the tenth anniversary of the closing date. If the Company should choose not to maintain the non-recourse provisions of the existing or new debt, or should choose to sell the property, within the 10 year period it shall be required to make payments to the sellers.

6.       Environmental issue:
         --------------------

         Site assessments at 175 Wyman Street have identified the presence of trichloroethylene and tetrachloroethylene in the groundwater (the "Existing Groundwater Condition"). The chemicals in the groundwater are believed to be associated with former manufacturing use of the Property. Prior to the acquisition of the Property by the Company, the former owner of the Property, Hewlett-Packard Company, reported the Existing Groundwater Condition to the Massachusetts Department of Environmental Protection (the "DEP). Hewlett-Packard Company sought and obtained approval from DEP of an Immediate Response Action which involves installation of a system to extract and treat contaminated groundwater (the "System). According to its submissions to DEP, Hewlett-Packard Company is in the process of installing the System. In its purchase and sale agreement with the Company, Hewlett-Packard Company agreed to indemnify the Company against costs of remediating the Existing Groundwater Condition and claims by off-site parties for property damage, personal injury, and natural resource damages related to the Existing Groundwater Condition (the "Indemnity"). Any claim under the Indemnity is subject to the risk that the indemnifying party will lack sufficient assets to satisfy the claim. Moreover, any claim under the Indemnity may be subject to substantial defenses, including but not limited to the defense that the claim was exacerbated by the Company's development or redevelopment of the Property, as to which matters the Company has indemnified Hewlett-Packard Company. However, the Company does not believe that any such liability would have a material adverse effect on its financial condition, results of operations and liquidity.

                          BEACON PROPERTIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


7.       Pro Forma Results (unaudited):
         ------------------------------

         The following unaudited pro forma operating results for the Company have been prepared as if the 1996 and 1997 stock offerings and the 1996 and 1997 property acquisitions and dispositions had occurred on January 1, 1996. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

         Six Months ended June 30, 1997 and 1996             1997         1996
         ---------------------------------------          ----------------------

         Revenue                                          $191,057      $179,939

         Income before extraordinary item                   38,760        33,911

         Net income per common share
         before extraordinary item and gain on sale       $    .70      $    .61


8.       Subsequent Events:
         ------------------

         On July 1, 1997, the Company acquired Sunnyvale Business Center located in Sunnyvale, California for aggregate consideration of approximately $33.8 million.

         On July 31, 1997, the Company declared a dividend of $.50 per common share payable on August 22, 1997 to stockholders of record on August 8, 1997.

         On August 8, 1997, the Company amended the Credit Facility to provide for a competitive bid option and a decrease in the interest rate on the Credit Facility from the Eurodollar rate plus 120 basis points (1.20%) to the Eurodollar rate plus 90 basis points (.90%).

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: Real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowing, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.


Results of Operations

Comparison of Three and Six Months Ended June 30, 1997 and June 30, 1996

The Company's gross revenues increased by 117% for the six months ended June 30, 1997 compared to the corresponding period in 1996. The growth in gross revenues was primarily the result of the acquisition of 87 Properties (the "Acquisition Properties" ) comprising 12.0 million square feet during 1996 and 1997 offset by the sale of the Westlakes Office Park Property in May 1997. The Company's proportionate share of weighted average square feet of office properties increased by 97% to 14.6 million square feet for the six months ended June 30, 1997 compared to 7.4 million square feet for the corresponding period in 1996.

The Acquisition Properties increased revenues from rental operations, which includes rental income, recoveries from tenants and other income, by $44.1 and $85.2 million for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996. The remaining balance of the increase was primarily due to increases in occupancy and rental rates and completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996 offset by the decrease in revenues as a result of the sale of Westlakes Office Park.

The impact of the straight-line rent adjustment increased consolidated revenues for the Company by $7.7 million for the six months ended June 30, 1997 and $2.6 million for the corresponding period in 1996. The impact of the straight-line rent adjustment decreased the Company's equity in net income of property joint ventures and corporations by $0.1 million for the six months ended June 30, 1997 and increased the Company's equity in net income of property joint ventures and corporations by $0.1 million for the corresponding period in 1996.

The impact of the straight-line rent adjustment increased consolidated revenues for the Company by $4.1 million for the three months ended June 30, 1997 and $1.5 million for the corresponding period in 1996. The impact of the straight-line rent adjustment decreased the Company's equity in net income of property joint ventures and corporations by $0.1 million for the three months ended June 30, 1997 and increased the Company's equity in net income of property joint ventures and corporations by $0.1 million for the corresponding period in 1996.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


Mortgage interest income for the three and six months ended June 30, 1997 was $1.4 and $2.8 million, respectively, compared to $1.2 and $2.2 million for corresponding periods in 1996. The increase is the result of the Company's acquisition of the remaining portions of the outstanding first mortgage indebtedness on the Rowes Wharf Property in April and June 1996.

The Acquisition Properties increased property expenses, real estate taxes and depreciation and amortization by $21.8 and $41.7 million for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996. The remaining balance of the increase was primarily due to additional operating expenses as a result of an increase in occupancy and the completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996 offset by the decrease in expenses as a result of the sale of the Westlakes Office Park.

General and administrative expenses were $9.1 and $17.7 million for the three and six months ended June 30, 1997, respectively, compared to $3.8 and $7.4 million for the corresponding periods in 1996. The Acquisition Properties increased general and administrative expenses by $1.4 and $2.5 million for the three and six month periods, respectively. The remaining balance of the increase was primarily due to an increase in corporate management and administrative costs. In 1996, the Company established its first regional offices in the Southeast and Mid-Atlantic and in the first quarter of 1997 regional offices in the Midwest and West were established. As a result, payroll expense increased by $4.1 million for the six months ended June 30, 1997 along with an increase in other corporate and regional general and administrative expenses. General and administrative expenses as a percentage of total revenue were 10.9% for the six months ended June 30, 1997 compared to 9.8% for the corresponding period in 1996.

Net operating income (excluding the effect of straight-line rents) for properties owned for at least a full year (all properties except the Acquisition Properties) increased 7.2% and 6.2% for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996.

Mortgage interest expense was $11.6 and $22.7 million for the three and six months ended June 30, 1997, respectively, compared to $7.3 and $13.7 million for the corresponding periods in 1996. The increase in both periods was primarily the result of debt incurred or assumed in connection with several of the Acquisition Properties and an increase in the weighted average outstanding balance of the Credit Facility.

Interest-amortization of financing costs was $0.3 and $0.7 million for the three and six months ended June 30, 1997, respectively, compared to $0.6 and $1.2 million for the corresponding periods in 1996. The decrease was primarily the result of the reduction in amortization of financing costs of the Credit Facility as a result of the write-off of fees and costs of the Credit Facility which was substantially modified in both June 1996 and April 1997.

Equity in net income of joint ventures and corporations was $1.9 and $3.3 million for the three and six months ended June 30, 1997, respectively, compared to $1.2 and $2.7 million for the corresponding periods in 1996. The increase in both periods was primarily the result of an increase in equity in net income from 75-101 Federal Street as a result of a termination fee recognized in 1997.

Loss from discontinued operations from the Construction Company was $0.9 and $1.5 million for the three and six months ended June 30, 1997, respectively, compared to $0.7 and $1.1 million for the corresponding periods in 1996. In December 1996, substantially all of the assets of the Construction Company were sold to Skanska AB, a Swedish construction firm. The Construction Company's new business plan involves the completion of certain contracts not transferred to the purchaser and the liquidation of its remaining assets.

In May 1997, the Company sold the Westlakes Office Park property, its sole property located in Berwyn (suburban Philadelphia), Pennsylvania for approximately $72.5 million and recorded a gain on the sale of the property of $16.7 million.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


Extraordinary items, net of minority interest, was $2.3 million for the three and six months ended June 30, 1997, compared to $1.6 and $3.3 million for the corresponding periods in 1996. In 1997, the Company recorded an extraordinary item in connection with the write-off of fees and costs of the secured Credit Facility which was replaced with an unsecured facility in April 1997. In March 1996, the Company recorded an extraordinary item of $1.8 million, net of minority interest, in connection with the write-off of fees and costs to acquire a $260 million mortgage loan provided by Paine Webber Real Estate Securities, Inc. used to acquire the Perimeter Center Portfolio (the "Paine Webber Acquisition Loan"). The Paine Webber Acquisition Loan was repaid in March 1996, approximately three years prior to its maturity. Also in 1996, an extraordinary item of $1.5 million, net of minority interest, was recorded in connection the write-off of fees and costs of the Credit Facility which was substantially modified in June 1996.

The minority interest in the Operating Partnership represents the portion of the Operating Partnership which is not owned by the Company.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


As of June 30, 1997, the Company owned or had an interest in 116 income producing commercial properties. The percent leased calculation includes all leases executed as of June 30, 1997.


                                                                                              Average
                                                             Rentable          Percent          Base        Net Effective
                                                            Square Feet        Leased          Rent(1)         Rent(2)
                                                         -----------------  --------------   ------------  ----------------

     Downtown Boston Office Market:
     Center Plaza                                              649,000             97%         $22.66            $12.83
     75-101 Federal Street                                     813,000             92%          30.52             20.04
     225 Franklin Street                                       930,000            100%          36.61             32.67
     One Post Office Square                                    764,000             99%          24.54             15.70
     150 Federal Street                                        530,000            100%          25.15             21.25
     Russia Wharf                                              311,000            100%          14.58              8.28
     Rowes Wharf                                               344,000            100%          30.22             18.74
     Two Oliver-147 Milk Street                                270,000             99%          18.33             11.67
     175 Federal Street                                        203,000             99%          25.61             15.62
     South Station                                             149,000            100%          30.85             20.89
     -------------------------------------------------------------------------------------------------------------------
                                            Subtotal         4,963,000             98%          27.26             19.49
     -------------------------------------------------------------------------------------------------------------------
     North Central Atlanta Office Market:
     Perimeter Center Portfolio                              3,302,000             98%          16.85             11.61
     -------------------------------------------------------------------------------------------------------------------
     Greater Boston Suburban Office Market:
     Wellesley Office Park Buildings 1-8                       633,000             99%          24.70             17.29
     Crosby Corporate Center                                   336,000             98%          13.91             10.02
     Westwood Business Centre                                  160,000             96%          19.57             11.33
     New England Executive Park                                817,000             96%          19.40             12.44
     -------------------------------------------------------------------------------------------------------------------
                                            Subtotal         1,946,000             98%          20.19             13.51
     -------------------------------------------------------------------------------------------------------------------
     Cambridge Office Market:
     One Canal Park                                            100,000            100%          22.05             13.99
     Ten Canal Park                                            111,000            100%          19.00             12.16
     The Riverview Building                                    263,000            100%          22.34             17.46
     -------------------------------------------------------------------------------------------------------------------
                                            Subtotal           474,000             98%          21.49             15.49
     -------------------------------------------------------------------------------------------------------------------
     Arlington County, Virginia Office Market:
     Polk and Taylor Buildings                                 890,000            100%          23.77             19.23
     1300 North 17th Street                                    373,000             99%          24.14             17.09
     1616 North Fort Myer Drive                                293,000            100%          23.38             15.47
     -------------------------------------------------------------------------------------------------------------------
                                            Subtotal         1,556,000            100%          23.78             18.01
     -------------------------------------------------------------------------------------------------------------------
     Fairfax County, Virginia Office Market:
     E.J. Randolph                                             165,000             99%          21.08             15.24
     John Marshall I                                           261,000            100%          18.26             15.85
     Northridge I                                              124,000            100%          25.96             19.34
     Centerpointe I & II                                       408,000             99%          16.42             12.72
     -------------------------------------------------------------------------------------------------------------------
                                            Subtotal           958,000             99%          18.96             14.87
     -------------------------------------------------------------------------------------------------------------------
     Washington, D.C. Office Market:
     -------------------------------------------------------------------------------------------------------------------
     1333 H Street                                             239,000             91%          27.34             20.11
     -------------------------------------------------------------------------------------------------------------------


                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2


                                                                                              Average
                                                              Rentable          Percent        Base        Net Effective
                                                            Square Feet         Leased         Rent(1)         Rent(2)
                                                          ---------------    ------------   ------------   ---------------

     Suburban Chicago Office Market:
     AT&T Plaza                                                225,000             98%          21.02             14.19
     Tri-State International                                   548,000             81%          22.41             15.55
     Presidents Plaza                                          791,000             95%          19.64             11.73
     Westbrook Corporate Center                              1,106,000             92%          24.23             18.83
     -------------------------------------------------------------------------------------------------------------------
                                            Subtotal         2,670,000             91%          22.23             15.66
     -------------------------------------------------------------------------------------------------------------------
     West Los Angeles Office Market:
     10960 Wilshire Boulevard                                  544,000             89%          24.70             18.52
     10880 Wilshire Boulevard                                  531,000             85%          20.32             16.40
     -------------------------------------------------------------------------------------------------------------------
                                            Subtotal         1,075,000             87%          22.53             17.48
     -------------------------------------------------------------------------------------------------------------------
     Silicon Valley Office Market: (NNN)
     Shoreline Technology Park                                 727,000            100%          17.88             18.77
     Lake Marriott Business Park                               400,000            100%          10.29             10.78
     -------------------------------------------------------------------------------------------------------------------
                                            Subtotal         1,127,000            100%          15.18             15.94
     -------------------------------------------------------------------------------------------------------------------
     Total Weighted Average Properties                      18,312,000             97%         $22.00            $16.07
     -------------------------------------------------------------------------------------------------------------------


(1) Base rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation.

(2) Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation, less total operating expenses and real estate taxes.

The following table reflects the lease expiration schedule of the 116 income producing commercial properties the Company owned or had an interest in as of June 30, 1997.



  Year or period of            Square               % of            Annual            Annual Rent
     Expiration                 Feet            Square feet         Rent (1)         per Square Foot       # of tenants
------------------------------------------------------------------------------------------------------------------------

 7/1-12/31/97                 1,894,980              10%         $38,710,783              $20.43                152
 1998                         1,198,783               7%          28,682,704               23.93                209
 1999                         1,649,559               9%          36,607,256               22.19                206
 2000                         2,472,518              14%          59,129,659               23.91                230
 2001                         3,084,082              17%          77,053,697               24.98                200
 2002                         1,679,963               9%          47,309,329               28.16                127
 2003                           659,376               4%          17,635,744               26.75                 42
 2004                           814,326               4%          17,911,161               22.00                 36
 2005 & beyond                4,248,303              23%         131,437,074               30.94                 76
                      --------------------------------------------------------------------------------------------------
Total leased                 17,701,889              97%        $454,477,407              $25.67              1,278
                      --------------------------------------------------------------------------------------------------


(1) Annualized expiring base rental income represented by such leases plus 1996 tenant payments on account of real estate tax and operating expense escalations.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


The following schedule summarizes the scheduled amortization of principal and maturities of mortgage loans outstanding and the related weighted average interest rate. The schedule includes the company's share of unconsolidated debt of joint ventures.


                                      Scheduled                                             Weighted Average
   Year                              Amortization      Maturities            Total           Interest Rate
------------------------------------------------------------------------------------------------------------

 7/1-12/31/97                         $1,625,000                            $1,625,000            7.77%
 1998                                  5,514,000       $68,683,000          74,197,000            6.96%
 1999                                  9,036,000                             9,036,000            7.46%
 2000                                  9,663,000        42,746,000          52,409,000            7.35%
 2001                                  8,986,000        29,012,000          37,998,000            7.35%
 2002                                  9,414,000        44,002,000          53,416,000            7.58%
 2003                                  7,920,000       108,517,000         116,436,000            7.25%
 2004                                  7,869,000        16,744,000          24,614,000            8.25%
 2005                                  8,170,000                             8,170,000            7.42%
 2006                                  4,514,000       184,282,000         188,796,000            7.10%
 2007                                    876,000       112,507,000         113,384,000            8.04%
                                ----------------------------------------------------------------------------
Total                                $73,587,000      $606,493,000        $680,080,000            7.39%
                                ----------------------------------------------------------------------------


                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------

Liquidity and Capital Resources

Cash and cash equivalents were $49.2 million at June 30, 1997 compared to $36.1 million at December 31, 1996. On July 1, 1997, $33.8 million of cash was used to acquire Sunnyvale Business Center located in Sunnyvale, California.

Investing Activities

On April 23, 1997, the Company acquired 10880 Wilshire Boulevard located in Westwood, California for aggregate consideration of approximately $99 million. The Company used proceeds from the April 1997 Offering to purchase the property.

On April 30, 1997, the Company acquired Centerpointe I and II, located in Fairfax County, Virginia, for aggregate consideration of approximately $55 million consisting of approximately $25 million in cash and assumption of $30 million of mortgage debt. The Company used proceeds from the April 1997 Offering for the cash portion of the acquisition.

On May 8, 1997, the Company sold the Westlakes Office Park property, its sole property located in Berwyn (suburban Philadelphia), Pennsylvania for approximately $72.5 million. The transaction was structured as a like-kind exchange, with the proceeds from the sale used in connection with the acquisition of 255 Franklin Street located in Boston, Massachusetts.

On May 13 1997, the Company acquired 26.7 acres of land and a 335,000 square foot building located at 175 Wyman Street, Waltham, Massachusetts for approximately $24.0 million. The Company plans to begin development on a 400,000 square foot office property in late 1997 or early 1998. The Company used proceeds from the April 1997 Offering to purchase the property.

On May 23, 1997, the Company acquired Westbrook Corporate Center located in suburban Chicago, for aggregate consideration of approximately $182.1 million consisting of assumption of $82 million of mortgage debt, the borrowing of approximately $24 million of additional mortgage debt, approximately $42.7 million in cash and the issuance of $33.4 million of units of limited partnership interest in the Operating Partnership ("Units"). The Company used proceeds from the April 1997 Offering for the cash portion of the acquisition.

On June 4, 1997, the Company acquired 225 Franklin Street located in Boston, Massachusetts, for approximately $280 million. The Company used proceeds from the Preferred Offering and proceeds from the sale of the Westlakes Office park property to purchase the property.

Financing Activities

On April 16, 1997, the Company sold 7,000,000 shares of common stock, $.01 par value, to the public at $32.125 per share. The proceeds of the April 1997 Offering, net of offering costs, were approximately $211.4 million. The net proceeds of the April 1997 Offering were used to purchase 10880 Wilshire Boulevard, the cash portions of the acquisition of Centerpointe I and II and Westbrook Corporate Center properties and 175 Wyman Street with the remaining balance used to pay down the Credit Facility.

On June 13, 1997, the Company sold 8,000,000 shares of cumulative redeemable preferred stock, $.01 par value, to the public at $25.00 per share at a yield of 8.98% (the "Preferred Offering"). The proceeds of the Preferred Offering, $193.4 million net of offering costs, were used to acquire the 225 Franklin Street property.

On July 31, 1997, the Company declared a dividend of $.50 per common share payable on August 22, 1997 to stockholders of record on August 8, 1997.

                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------

Capitalization

At June 30, 1997, the Company's total consolidated debt was approximately $736.5 million, and its total consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf Property debt) was approximately $829.1 million. At June 30, 1997, the Company's outstanding consolidated debt consisted of approximately $149.0 million under its floating-rate Credit Facility and approximately $587.5 million of fixed rate mortgage indebtedness with an weighted average rate of 7.38%, collateralized by properties owned 100% by the Company. The Company's proportionate share of its current total unconsolidated debt (excluding the Rowes Wharf Property debt) consists of approximately $46.1 million on the One Post Office Square Property (in which the Company has a 50% general partner interest) and approximately $46.4 million on the 75-101 Federal Street Property (in which the Company owns approximately 52% of the common stock of a private REIT that owns the property). The weighted average rate of the Company's unconsolidated fixed rate mortgage indebtedness is 7.47%. The weighted average rate of the Company's consolidated and unconsolidated fixed rate mortgage indebtedness is 7.39% and the weighted average maturity is approximately 6.8 years.

Based on the Company's total market capitalization of $3,118.4 million at June 30, 1997 (at the June 30, 1997 closing stock price of $33.313 per share and including the 7,343,451 Units of minority interest in the Operating Partnership), the Company's consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) represented approximately 27% of its total market capitalization.

Funds from Operations

The Company believes that to facilitate a clear understanding of the operating results of the Company, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only real estate related assets), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity. The following table presents the calculations for FFO for the periods ended June 30, 1997 and June 30, 1996.


                                                                 For the three months           For six months ended
                                                                    ended June 30,                    June 30,
                                                               ---------------------------     ---------------------------
                                                                   1997             1996            1997           1996
                                                                   ----             ----            ----           ----
                                                                                      (in thousands)

           Income before minority interest                     $    39,218     $    10,635      $   59,586     $   18,534
           Add consolidated properties:
                Depreciation and amortization                       17,609           7,484          31,823         13,346
           Add joint venture properties:
                Depreciation and amortization                        1,070           1,040           2,076          1,994
           Less gain on sale of property                           (16,736)          -----         (16,736)         -----
                                                               ------------    ------------     -----------    -----------
           Funds from operations                                    41,161          19,159          76,749         33,874
           Less Series A Preferred Dividends                          (898)          -----            (898)         -----
                                                               ------------    ------------     -----------    -----------
           Available for allocation                                 40,263          19,159          75,851         33,874

           Company share of Operating Partnership                   88.75%          86.33%          88.62%         85.49%
                                                               ------------    ------------     -----------    -----------
           Company funds from operations                       $    35,733     $    16,540      $   67,219     $   28,959
                                                               ============    ============     ===========    ===========
           Weighted average common shares outstanding               54,133          27,289          51,161         24,682
                                                               ============    ============     ===========    ===========


                          BEACON PROPERTIES CORPORATION

                                 PART I - ITEM 2

                                     -------


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

                          BEACON PROPERTIES CORPORATION

                                     PART II


OTHER INFORMATION
-----------------

Item 1.  Legal Proceedings

         On April 3, 1997, the Commonwealth of Massachusetts (the "Commonwealth") filed a claim against the Beacon Construction Company, Inc. and certain other parties relating to the construction of the Registry of Motor Vehicles Building (the "RMV Building"), located at Ruggles Center, Boston, Massachusetts, which seeks to recover damages from Beacon Construction Company, Inc. as a result of its alleged negligence in connection with the construction of the RMV Building. The Company is unable to quantify the claims of the Commonwealth but does not believe that the proceedings will have a material adverse effect on the Company's financial condition, results of operations and liquidity.

Item 2.  Changes in Securities

     (a) None

     (b) On June 13, 1997, the Company issued 8,000,000 shares of 8.98% Series A Preferred Stock, $.01 par value per share. The 8.98% Series A Preferred Stock ranks senior to the Company's Common Stock.

     (c) Recent Sales of Unregistered Securities:

         During the three months ended June 30, 1997, the Operating Partnership issued Units in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amount and for the consideration set forth below. Each Unit, other than Series A Preferred Units, is redeemable for cash, or, at the option of the Company, for shares of the Company's common stock, on a one-for-one basis.

         On April 16, 1997, the Operating Company issued 7,000,000 Units to the Company in exchange for the contribution of the net proceeds of approximately $211.4 million from the Company's public offering of a like number of shares of common stock.

         On May 23, 1997, the Operating Partnership issued 1,374,006 Units to the contributors of the Westbrook Corporate Center in exchange for their interests in the property.

Item 3.  Defaults Upon Senior Securities

         None

                          BEACON PROPERTIES CORPORATION

                                     PART II


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 22, 1997. The stockholders voted to elect Norman B. Leventhal, Scott M. Sperling and Lionel P. Fortin to serve as Class III Directors of the Company until 2000 and Dale F. Frey to serve as Class II Director of the Company until 1999. 41,414,084 votes were cast for and 650,033 votes were withheld from the election of Norman B. Leventhal. 41,481,043 votes were cast for and 583,074 votes were withheld from the election of Scott M. Sperling. 41,436,463 votes were cast for and 627,654 votes were withheld from the election of Lionel P. Fortin. 41,476,155 votes were cast for and 587,962 votes were withheld from the election of Dale
         F. Frey. Graham O. Harrison and Edwin N. Sidman will continue to serve as Class II Directors until their present terms expire in 1999 and their successors are duly elected, and Alan M. Leventhal, William F. McCall, Jr. and Steven Shulman will continue to serve as Class I Directors until their present terms expire in 1998 and their successors are duly elected.

         The stockholders also voted to approve the amendment to the Company's 1994 Stock Option and Incentive Plan to, among other things, increase the number of shares of the Company's common stock subject to issuance under the Plan such that the total number of shares of common stock subject to the Plan equals 8% of the number of outstanding shares of common stock and units of partnership interests in Beacon Properties, L.P. that are subject to redemption rights. 21,774,871 votes were cast in favor of this proposal, 14,833,712 were cast against it, 275,339 abstained, and 5,179,995 broker non-votes were recorded.

         The stockholders also voted to approve the Beacon Properties Corporation Extraordinary Performance Stock Incentive Plan for Senior Executives. 27,157,856 votes were cast in favor of this proposal, 9,435,206 were cast against it, 291,060 abstained, and 5,179,995 broker non-votes were recorded.

         The stockholders also voted to approve the selection of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending December 31, 1997. 41,855,318 votes were cast in favor of this proposal, 58,649 were cast against it and 150,150 abstained.


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                  10.1 Revolving Credit Agreement between Beacon Properties, L.P. and BankBoston, as agent, dated March 31, 1997.

                  10.2 Amendment No. 1 to Revolving Credit Agreement between Beacon Properties, L.P. and BankBoston, as agent, dated April 30, 1997.

                  10.3     Amendment to 1994 Stock Option Plan

                  10.4 Extraordinary Preference Stock Incentive Plan for Senior Executives

                  27.1     Financial Data Schedule

        (b)   Reports on Form 8-K.

         A report on Form 8-K dated June 4, 1997 (as amended by Form 8-K/A) was filed which included information regarding Items 5 and 7 on the Form 8-K. Included in Item 7 were financial statements, pro forma information and exhibits. The reports were filed in connection with the Company's pending acquisition of 225 Franklin Street and the Preferred Offering.

                          BEACON PROPERTIES CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BEACON PROPERTIES CORPORATION




                                                /s/ Robert J. Perriello
                                                ---------------------------
                                                Robert J. Perriello,
                                                Senior Vice President,
                                                and Chief Financial Officer


Date:  August 14, 1997