Form 10-Q
period 1997-09-30
BEACON PROPERTIES CORP
filed 1997-11-14
CIK 920114

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________to ____________________
   Commission file number _____________________ 1-12926_____________________


                         BEACON PROPERTIES CORPORATION
                         -----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      Maryland                                            04-3224258
      --------                                            ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION  (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

      50 Rowes Wharf, Boston, Massachusetts               02110
      -------------------------------------               -----
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                (617) 330-1400
                                 -------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        _______________________________________________________________
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No________
                                -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        56,217,874 Shares of common stock, $.01 par value as of November 12,
        -----------
1997

                         BEACON PROPERTIES CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----

                                                                                  Page 2
                                                                                  -----
Part I -   Financial Information
           ---------------------

  Item 1.  Financial Statements

            Consolidated Balance Sheets at September 30, 1997
            and December 31, 1996                                                     3

            Consolidated Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996                                  4

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1997 and 1996                                  5

            Notes to Consolidated Financial Statements                             6-10

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            11-19

Part II - Other Information
          -----------------

  Item 1.  Legal Proceedings                                                         20

  Item 2.  Changes in Securities                                                     20

  Item 3.  Defaults Upon Senior Securities                                           20

  Item 4.  Submission of Matters to a Vote of Security Holders                       20

  Item 5.  Other Information                                                         20

  Item 6.  Exhibits and Reports on Form 8-K                                          20

  Signature                                                                          21

                         BEACON PROPERTIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                September 30,            December 31,
                                                                                    1997                     1996
                                                                            ------------------      -------------------
                                                                                 (Unaudited)
                                                                                            (in thousands)
                                   ASSETS
Real Estate:
       Land                                                                 $          331,529      $           213,858
       Buildings, improvements and equipment                                         2,039,230                1,477,672
                                                                            ------------------      -------------------
                                                                                     2,370,759                1,691,530
       Less accumulated depreciation                                                   140,044                   97,535
                                                                            ------------------      -------------------
                                                                                     2,230,715                1,593,995

Deferred financing and leasing costs, net of accumulated
     amortization of $20,028 and $16,370                                                19,203                   17,321
Cash and cash equivalents                                                               33,405                   36,086
Restricted cash                                                                          3,208                    2,599
Accounts receivable                                                                     13,691                   11,609
Accrued rent                                                                            26,959                   13,065
Prepaid expenses and other assets                                                        8,653                    1,093
Mortgage and notes receivable                                                           85,196                   51,491
Investments in and advance to joint ventures and corporations                           50,416                   52,153
                                                                            ------------------      -------------------
       Total assets                                                         $        2,471,446      $         1,779,412
                                                                            ==================      ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Mortgage notes payable                                               $          586,925      $           452,212
       Note payable, Credit Facility                                                   249,000                  153,000
       Accounts payable, accrued expenses and other liabilities                         51,166                   41,764
       Investment in joint venture                                                      24,052                   24,735
                                                                            ------------------      -------------------
       Total liabilities                                                               911,143                  671,711
                                                                            ------------------      -------------------

Commitments and contingencies                                                               --                      ---
Minority interest in Operating Partnership                                             142,752                  108,551
                                                                            ------------------      -------------------

Stockholders' equity:
Preferred stock, $.01 par value, authorized 25,000,000 shares,                              80                       --
       8,000,000 shares of 8.98% Series A Cumulative Redeemable Preferred
       Stock issued and outstanding (Aggregate liquidation preference of
       $200,000)
Common stock, $.01 par value, authorized 100,000,000
       shares, issued and outstanding 55,656,517 and 48,116,480 shares                     557                      481
Additional paid-in capital                                                           1,442,322                1,022,110
Cumulative net income                                                                  138,168                   60,047
Cumulative dividends                                                                  (163,576)                 (83,488)
                                                                            ------------------      -------------------
       Total stockholders' equity                                                    1,417,551                  999,150
                                                                            ------------------      -------------------
       Total liabilities and stockholders' equity                           $        2,471,446      $         1,779,412
                                                                            ==================      ===================

The accompanying notes are an integral part of these consolidated financial statements.

                         BEACON PROPERTIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                     Nine Months Ended
                                                                    September 30,                           September 30,
                                                        ----------------------------------------  ---------------------------------
                                                               1997                 1996              1997                 1996
                                                        ---------------     --------------------  --------------     ---------------
                                                              (Unaudited and in thousands, except per share amounts and shares outstanding)
Revenues:
      Rental income                                     $        83,857     $        37,257     $      218,544      $        97,308
      Management fees                                               866                 731              2,445                2,248
      Recoveries from tenants                                    11,779               4,219             29,376               11,001
      Mortgage interest income                                    2,561               1,402              5,320                3,567
      Other income                                                4,233               2,993             10,364                7,585
                                                        ---------------     ---------------     --------------      ---------------
                                                                103,296              46,602            266,049              121,709
                                                        ---------------     ---------------     --------------      ---------------
Expenses:
      Property expenses                                          19,853               9,837             51,169               24,607
      Real estate taxes                                          10,480               4,660             27,960               12,491
      General and administrative                                 10,248               4,600             27,959               11,963
      Mortgage interest expense                                  13,650               7,077             36,313               20,739
      Interest - amortization of financing costs                    395                 434              1,131                1,618
      Depreciation and amortization                              18,944               8,391             50,767               21,737
                                                        ---------------     ---------------     --------------      ---------------
                                                                 73,570              34,999            195,299               93,155
                                                        ---------------     ---------------     --------------      ---------------
Income from operations                                           29,726              11,603             70,750               28,554
Equity in net income of joint ventures and
      corporations                                                1,676               1,312              4,976                3,964
                                                         ---------------     ---------------     --------------      ---------------
Income from continuing operations                                31,402              12,915             75,726               32,518
Discontinued operations - Construction Company
      Loss from operations                                         (790)               (841)            (2,263)              (1,911)

Gain on sale of property                                           ----                ----             16,736                 ----
                                                         ---------------     ---------------     --------------      ---------------

Income before minority interest                                  30,612              12,074             90,199               30,607
Minority interest in Operating Partnership                       (3,064)             (1,550)            (9,743)              (4,231)
                                                        ---------------     ---------------     --------------      ---------------
Income before extraordinary items                                27,548              10,524             80,456               26,376
Extraordinary items, net of minority interest                      ----                ----             (2,335)              (3,309)
                                                        ---------------     ---------------     --------------      ---------------
Net income                                                       27,548              10,524             78,121               23,067
Income allocated to preferred shareholders                       (4,490)               ----             (5,388)                ----
                                                        ---------------     ---------------     --------------      ---------------
Net income available to common shareholders             $        23,058     $        10,524     $       72,733      $        23,067
                                                        ===============     ===============     ==============      ===============

Net income per common share before extraordinary
      items and after allocation of income to
      preferred shareholders                            $          0.42     $          0.34     $         1.42      $          0.99
Extraordinary items                                                ----                ----              (0.04)               (0.13)
                                                        ---------------     ---------------     --------------      ---------------
Net income per common share                             $          0.42     $          0.34     $         1.38      $          0.86
                                                        ===============     ===============     ==============      ===============
Weighted average common shares outstanding                   55,468,531          30,571,657         52,612,891           26,659,577
                                                        ===============     ===============     ==============      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                         BEACON PROPERTIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended September 30,
                                                                                     ----------------------------------
                                                                                           1997                 1996
                                                                                     --------------       -------------
                                                                                         (Unaudited and in thousands)
Cash flows from operating activities:
Net income                                                                           $       78,121       $      23,067
                                                                                     --------------       -------------
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Increase in accrued rent                                                              (13,894)             (4,144)
      Depreciation, amortization and amortization of financing costs                         51,898              23,355
      Equity in net income of joint ventures and corporations                                (2,713)             (2,053)
      Minority interest in Operating Partnership                                              9,743               4,231
      Gain on sale of property                                                              (16,736)                ---
      Extraordinary items                                                                     2,335               3,309
      Increase in accounts receivable                                                        (2,082)             (1,780)
      Increase in prepaid expenses and other assets                                          (1,754)               (415)
      Increase in accounts payable and accrued expenses                                      14,114              15,484
                                                                                     --------------       -------------
Total adjustments                                                                            40,911              37,987
                                                                                     --------------       -------------
Net cash provided by operating activities                                                   119,032              61,054
                                                                                     --------------       -------------
Cash flows from investing activities:
      Property additions                                                                   (574,487)           (501,765)
      Proceeds from sale of property                                                         72,500                 ---
      Payment of deferred leasing costs                                                      (7,464)             (4,184)
      Increase in prepaid expenses and other assets                                          (5,806)             (4,000)
      Notes receivable from affiliates                                                      (33,689)            (16,712)
      Purchase of mortgage notes receivable                                                     (16)                ---
      Capital distributions from joint ventures                                               3,732               4,655
      (Decrease) increase in restricted cash                                                   (609)                360
                                                                                     --------------       -------------
      Net cash used by investing activities                                                (545,839)           (521,646)
                                                                                     --------------       -------------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net of costs                                  226,586             316,543
      Proceeds from issuance of preferred stock, net of costs                               193,180                 ---
      Payment of deferred financing costs                                                    (1,606)             (9,267)
      Borrowings on Credit Facility                                                         468,000             140,000
      Payments on Credit Facility                                                          (372,000)           (252,500)
      Borrowings on mortgage notes                                                              ---             593,000
      Payments on mortgage notes                                                             (1,287)           (278,500)
      Decrease in prepaid expenses and other assets                                             ---               1,728
       Distributions paid to minority interest in Operating Partnership                      (8,659)             (5,271)
      Dividends paid to stockholders                                                        (80,088)            (35,295)
                                                                                     --------------       -------------
Net cash provided by financing activities                                                   424,126             470,438
                                                                                     --------------       -------------
Net (decrease) increase in cash and cash equivalents                                         (2,681)              9,846
Cash and cash equivalents, beginning of period                                               36,086               4,501
                                                                                     --------------       -------------
Cash and cash equivalents, end of period                                             $       33,405       $      14,347
                                                                                     ==============       =============
Supplemental disclosures:
Cash paid during the period of interest                                              $       35,212       $      18,998
                                                                                     ==============       =============
Non cash activities:
Redemption of Operating Partnership units for common stock                           $          ---       $         486
                                                                                     ==============       =============
Increase in minority interest as a result of acquisition of properties               $       33,417       $      35,229
                                                                                     ==============       =============
Liabilities assumed in connection with contributions and acquisitions of
 properties                                                                          $      136,000       $      55,229
                                                                                     ==============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                         BEACON PROPERTIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ________

1.  Organization and Basis of Presentation:
    --------------------------------------

    Organization
    ------------

    Beacon Properties Corporation was incorporated on March 4, 1994, as a Maryland Corporation, and commenced operations effective with the completion of its Initial Public Offering (the "IPO") on May 26, 1994. Beacon Properties Corporation, together with Beacon Properties, L.P. (the "Operating Partnership") and their subsidiaries (collectively, the "Company") was formed to continue and expand the commercial real estate business of The Beacon Group (the "Predecessor"). The Company qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

    The Company specializes in property ownership, management, leasing, design and development and currently owns or has an interest in 123 properties totaling approximately 20.7 million square feet (the "Properties").

    Basis of Presentation
    ---------------------

    The financial statements of the Company are consolidated and include all the accounts of the Company, its majority owned Operating Partnership and subsidiaries. All significant intercompany balances and transactions have been eliminated.

    The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K (as amended by Form 10-K/A) for the fiscal year ended December 31, 1996. Certain reclassifications have been made to previously reported amounts to conform with current reporting.

                         BEACON PROPERTIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ________

 2. Equity Investments in Real Estate:
    ---------------------------------

    The Company reports its share of income and losses based on its ownership interest in the respective equity investments. Losses in excess of investments are not recorded where the Company has not guaranteed or does not intend to provide any future financial support. The following summarized information has been presented for the property joint ventures and property corporation for which the Company has recorded its share of the earnings for the nine months ended September 30, 1997.


                                                                 ONE POST                 POLK &                  75-101
                                                              OFFICE SQUARE               TAYLOR               FEDERAL STREET
                                                           ------------------      ------------------      --------------------
                                                                          (in thousands)
Balance sheets at September 30, 1997
Real estate, net                                           $           40,433      $           89,166      $            156,033
Cash                                                                    2,026                     552                     7,565
Other assets                                                           10,495                   2,497                     2,978
                                                           ------------------      ------------------      --------------------
                                                           $           52,954      $           92,215      $            166,576
                                                           ==================      ==================      ====================

Mortgage notes payable                                     $           91,821      $              ---      $             90,000
Other liabilities                                                       1,484                     354                     2,362
Equity (deficiency)                                                   (40,351)                 91,861                    74,214
                                                           ------------------      ------------------      --------------------
                                                           $           52,954      $           92,215      $            166,576
                                                           ==================      ==================      ====================
Summary of operations for the nine months ended
September 30, 1997
       Revenues                                            $           17,857      $           17,348      $             21,383
       Other income                                                       364                     591                     1,062
        Total revenues                                                 18,221                  17,939                    22,445
                                                           ------------------      ------------------      --------------------
       Operating expenses                                               7,302                   4,700                     9,333
       Mortgage interest expense                                        5,086                     ---                     5,189
       Depreciation and amortization                                    2,691                   2,573                     3,630
                                                           ------------------      ------------------      --------------------
         Total expenses                                                15,079                   7,273                    18,152
                                                           ------------------      ------------------      --------------------
         Net income                                        $            3,142      $           10,666      $              4,293
                                                           ==================      ==================      ====================

Share of properties:
Depreciation and amortization                              $              999      $              257      $              1,829
Interest -  amortization of financing costs                               629                     ---                        44

                         BEACON PROPERTIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    _______

3.  Mortgage Notes Payable:
    ----------------------

    On April 30, 1997, in connection with the acquisition of Centerpointe I and II located in Fairfax County, Virginia, the Company assumed $30 million of mortgage debt secured by the properties. The mortgage has a remaining term of 3.9 years, bears interest at 7.32% and requires monthly installments of interest only until December 1, 1999, and principal and interest during the remaining term based on a 25-year amortization schedule.

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

4.  Note Payable, Credit Facility:
    -----------------------------

    On April 8, 1997, the Company replaced its $300 million secured floating-rate credit facility (the "Credit Facility") with an unsecured facility and decreased the interest rate on the Credit Facility from the Eurodollar rate plus 175 basis points (1.75%) to the Eurodollar rate plus 120 basis points (1.20%). Additionally, on April 30, 1997, the maximum loan amount available under the Credit Facility was increased to $350 million.

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

                         BEACON PROPERTIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    _______

6.  Environmental issue:
    -------------------

    Site assessments at 175 Wyman Street have identified the presence of trichloroethylene and tetrachloroethylene in the groundwater (the "Existing Groundwater Condition"). The chemicals in the groundwater are believed to be associated with former manufacturing use of the Property. Prior to the acquisition of the Property by the Company, the former owner of the Property, Hewlett-Packard Company, reported the Existing Groundwater Condition to the Massachusetts Department of Environmental Protection (the "DEP"). Hewlett-Packard Company sought and obtained approval from DEP of an Immediate Response Action which involves installation of a system to extract and treat contaminated groundwater (the "System"). According to its submissions to DEP, Hewlett-Packard Company is in the process of installing the System. In its purchase and sale agreement with the Company, Hewlett-Packard Company agreed to indemnify the Company against costs of remediating the Existing Groundwater Condition and claims by off-site parties for property damage, personal injury, and natural resource damages related to the Existing Groundwater Condition (the "Indemnity"). Any claim under the Indemnity is subject to the risk that the indemnifying party will lack sufficient assets to satisfy the claim. Moreover, any claim under the Indemnity may be subject to substantial defenses, including but not limited to the defense that the claim was exacerbated by the Company's development or redevelopment of the Property, as to which matters the Company has indemnified Hewlett-Packard Company. However, the Company does not believe that any such liability would have a material adverse effect on its financial condition, results of operations and liquidity.

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

Nine Months ended September 30, 1997 and 1996        1997      1996
---------------------------------------------      --------  --------
    Revenue                                        $298,085  $274,809

    Income before extraordinary item                 62,639    56,239

    Net income per common share
     before extraordinary item and gain on sale    $   1.13  $   1.01

                         BEACON PROPERTIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    _______

8.  Agreement and Plan of Merger:
    ----------------------------

    On September 15, 1997, Equity Office Properties Trust ("EOP"), EOP Operating Limited Partnership, a Delaware limited partnership of which EOP is the managing general partner ("EOP Partnership") and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for a merger of the Company with and into EOP (the "Merger") and a merger of the Operating Partnership with and into EOP Partnership or a limited liability EOP or limited partnership wholly owned directly or indirectly by EOP Partnership (the "Partnership Merger" and, together with the Merger, the "Mergers").

    At the effective time of the Mergers, (1) each outstanding share of common stock, $0.01 par value per share, of the Company ("Company Common Shares") will be converted into 1.4063 common shares of beneficial interest, $0.01 par value per share, of EOP ("EOP Common Shares"), with cash in lieu of the issuance of any fractional interests, (ii) each share of 8.98% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, of the Company ("Company Preferred Shares") will be converted into a 8.98% Series A Cumulative Redeemable Preferred Share, liquidation preference $25.00 per share, of EOP ("EOP Preferred Shares"), and (iii) each common partnership unit of the Operating Partnership (a "Operating Partnership Unit") will be converted into 1.4063 Class A Units of EOP Partnership ("EOP OP Units").

    The Mergers are subject to customary closing conditions, including the approval of the Merger by the shareholders of EOP and the Company and the approval of the Partnership Merger, to the extent necessary, by the partners of EOP Partnership and the Operating Partnership. The Company may terminate the Merger Agreement if the average of the closing prices of EOP Common Shares on the New York Stock Exchange for all trading days during the period of twenty (20) consecutive trading days ending on the seventh (7/th/) trading day prior to the date of the special meeting of the shareholders of the Company called to vote upon the Merger is less than $27.39. Subject to certain conditions and limitations, either party may terminate the Merger Agreement if the Merger has not occurred by April 15, 1998.

9.  Subsequent Events:
    -----------------

    On October 1, 1997, the Company signed an additional $200 million term loan agreement with BankBoston which matures in April 1998.

    On October 1, 1997, the Company acquired the Civic Opera Building located in Chicago, Illinois for aggregate consideration of approximately $59.6 million, consisting of assumption of $31.8 million of mortgage debt, approximately $21.1 million in cash and the issuance of $6.7 million of units of limited partnership interest in the Operating Partnership ("Units").

    On October 8, 1997, the Company acquired 200 West Adams located in Chicago, Illinois for aggregate consideration of approximately $72.2 million.

    On October 20, 1997, the Company acquired Lakeside located in Atlanta, Georgia for aggregate consideration of approximately $38.0 million.

    On October 30, 1997, the Company declared a dividend of $.50 per common share payable on November 21, 1997 to stockholders of record on November 7, 1997.

                         BEACON PROPERTIES CORPORATION

                                PART I - ITEM 2
                                    _______

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

The Company's gross revenues increased by 119% for the nine months ended September 30, 1997 compared to the corresponding period in 1996. The growth in gross revenues was primarily the result of the acquisition of 89 Properties (the "Acquisition Properties") comprising 12.6 million square feet during 1996 and 1997 offset by the sale of the Westlakes Office Park Property in May 1997. The Company's proportionate share of weighted average square feet of office properties increased by 96% to 15.5 million square feet for the nine months ended September 30, 1997, compared to 7.9 million square feet for the corresponding period in 1996.

The Acquisition Properties increased revenues from rental operations, which includes rental income, recoveries from tenants and other income, by $54.9 and $140.6 million for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996. The remaining balance of the increase was primarily due to increases in occupancy and rental rates and completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996 offset by the decrease in revenues as a result of the sale of Westlakes Office Park.

The impact of the straight-line rent adjustment increased consolidated revenues for the Company by $14.3 million for the nine months ended September 30, 1997 and $4.1 million for the corresponding period in 1996. The impact of the straight-line rent adjustment increased the Company's equity in net income of property joint ventures and corporations by $0.1 million for the nine months ended September 30, 1997 and $0.1 million for the corresponding period in 1996.

The impact of the straight-line rent adjustment increased consolidated revenues for the Company by $6.2 million for the three months ended September 30, 1997 and $1.6 million for the corresponding period in 1996. The impact of the straight-line rent adjustment increased the Company's equity in net income of property joint ventures and corporations by $0.1 million for the three months ended September 30, 1997 and $0.1 million for the corresponding period in 1996.

                         BEACON PROPERTIES CORPORATION

                                PART I - ITEM 2
                                    _______

Mortgage interest income for the three and nine months ended September 30, 1997 was $2.6 and $5.3 million, respectively, compared to $1.4 and $3.6 million for corresponding periods in 1996. The increase is the result of the Company's acquisition of the remaining portions of the outstanding first mortgage indebtedness on the Rowes Wharf Property in April and June 1996, recognition of $0.9 million of accretion in the carrying value of the Rowes Wharf debt and interest on the Company's loans to certain affiliates of the Company used to acquire a parcel of land located in Newton, Massachusetts.

The Acquisition Properties increased property expenses, real estate taxes and depreciation and amortization by $26.7 and $68.6 million for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996. The remaining balance of the increase was primarily due to additional operating expenses as a result of an increase in occupancy and the completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996 offset by the decrease in expenses as a result of the sale of the Westlakes Office Park.

General and administrative expenses were $10.2 and $28.0 million for the three and nine months ended September 30, 1997, respectively, compared to $4.6 and $12.0 million for the corresponding periods in 1996. The Acquisition Properties increased general and administrative expenses by $1.7 and $4.4 million for the three and nine month periods, respectively. The remaining balance of the increase was primarily due to an increase in corporate management and administrative costs. In 1996, the Company established its first regional offices in the Southeast and Mid-Atlantic and in the first quarter of 1997 regional offices in the Midwest and West were established. As a result, payroll expense increased by $5.8 million for the nine months ended September 30, 1997, along with an increase in other corporate and regional general and administrative expenses. In addition, legal expense increased by $1.3 million primarily due to legal costs incurred in connection with the defense of a lawsuit by a limited partner of the Operating Partnership which was settled in August 1997. The Company did not pay any of the settlement amount. General and administrative expenses as a percentage of total revenue were 10.5% for the nine months ended September 30, 1997 compared to 9.8% for the corresponding period in 1996.

Net operating income (excluding the effect of straight-line rents) for properties owned for at least a full year (consisting of 55 properties with 9.2 million square feet for the nine months ended and 20 properties with 5.9 million square feet for the three months ended) increased 7.6% and 6.4% for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996.

Mortgage interest expense was $13.7 and $36.3 million for the three and nine months ended September 30, 1997, respectively, compared to $7.1 and $20.7 million for the corresponding periods in 1996. The increase in both periods was primarily the result of debt incurred or assumed in connection with several of the Acquisition Properties and an increase in the weighted average outstanding balance of the Credit Facility.

Interest-amortization of financing costs was $0.4 and $1.1 million for the three and nine months ended September 30, 1997, respectively, compared to $0.4 and $1.6 million for the corresponding periods in 1996. The decrease was primarily the result of the reduction in amortization of financing costs of the Credit Facility as a result of the write-off of fees and costs of the Credit Facility which was substantially modified in both September 1996 and April 1997.

Equity in net income of joint ventures and corporations was $1.7 and $5.0 million for the three and nine months ended September 30, 1997, respectively, compared to $1.3 and $4.0 million for the corresponding periods in 1996. The increase was primarily the result of a lease termination fee recognized in 1997 by 75-101 Federal Street as well as increases in rental income at Polk and Taylor and One Post Office Square properties.

                         BEACON PROPERTIES CORPORATION

                                PART I - ITEM 2
                                    _______


Loss from discontinued operations from the Construction Company was $0.8 and $2.3 million for the three and nine months ended September 30, 1997, respectively, compared to $0.8 and $1.9 million for the corresponding periods in 1996. In December 1996, substantially all of the assets of the Construction Company were sold to Skanska AB, a Swedish construction firm. The Construction Company's new business plan involves the completion of certain contracts not transferred to the purchaser and the liquidation of its remaining assets.

In May 1997, the Company sold the Westlakes Office Park property, its sole property located in Berwyn (suburban Philadelphia), Pennsylvania for approximately $72.5 million and recorded a gain on the sale of the property of $16.7 million.

Extraordinary items, net of minority interest, were $2.3 million for the nine months ended September 30, 1997, compared to $3.3 million for the corresponding period in 1996. In 1997, the Company recorded an extraordinary item in connection with the write-off of fees and costs of the secured Credit Facility which was replaced with an unsecured facility in April 1997. In March 1996, the Company recorded an extraordinary item of $1.8 million, net of minority interest, in connection with the write-off of fees and costs to acquire a $260 million mortgage loan provided by Paine Webber Real Estate Securities, Inc. used to acquire the Perimeter Center Portfolio (the "Paine Webber Acquisition Loan"). The Paine Webber Acquisition Loan was repaid in March 1996, approximately three years prior to its maturity. Also in 1996, an extraordinary item of $1.5 million, net of minority interest, was recorded in connection the write-off of fees and costs of the Credit Facility which was substantially modified in September 1996.

The minority interest in the Operating Partnership represents the portion of the Operating Partnership which is not owned by the Company.

                         BEACON PROPERTIES CORPORATION

                                PART I - ITEM 2
                                    _______
As of September 30, 1997, the Company owned or had an interest in 116 income producing commercial properties. The percent leased calculation includes all leases executed as of September 30, 1997.

                                                                               AVERAGE BASE
                                                   RENTABLE       PERCENT         RENT(1)         NET EFFECTIVE
                                                  SQUARE FEET      LEASED                             RENT(2)
                                                 -------------- -------------- --------------     --------------
DOWNTOWN DOWNTOWN BOSTON OFFICE MARKET:
Center Plaza                                          649,000         97%             $22.64           $12.87
75-101 Federal Street                                 813,000         91%              30.19            19.62
225 Franklin Street                                   930,000        100%              36.94            32.73
One Post Office Square                                764,000         99%              25.18            15.69
150 Federal Street                                    530,000        100%              26.02            21.25
Russia Wharf                                          311,000         98%              15.07             8.44
Rowes Wharf                                           344,000        100%              31.35            18.91
Two Oliver-147 Milk Street                            270,000         99%              18.62            11.94
175 Federal Street                                    203,000         99%              25.69            15.83
South Station                                         149,000        100%              30.94            21.00
---------------------------------------------------------------------------------------------------------------
                                         SUBTOTAL   4,963,000         98%              27.59            19.48
---------------------------------------------------------------------------------------------------------------
NORTH CENTRAL ATLANTA OFFICE MARKET:
Perimeter Center Portfolio                          3,302,000         98%              17.00            11.72
---------------------------------------------------------------------------------------------------------------
GREATER BOSTON SUBURBAN OFFICE MARKET:
Wellesley Office Park Buildings 1-8                   633,000         99%              24.73           17.36
Crosby Corporate Center                               336,000         98%              14.02           10.02
Westwood Business Centre                              160,000         96%              19.81           11.28
New England Executive Park                            817,000         93%              19.56           12.57
---------------------------------------------------------------------------------------------------------------
                                         SUBTOTAL   1,946,000         96%              20.31           13.58
---------------------------------------------------------------------------------------------------------------
CAMBRIDGE OFFICE MARKET:
One Canal Park                                        100,000        100%              22.05           13.99
Ten Canal Park                                        111,000        100%              19.00           12.16
The Riverview Building                                263,000        100%              22.55           17.46
---------------------------------------------------------------------------------------------------------------
                                         SUBTOTAL     474,000        100%              21.61           15.49
---------------------------------------------------------------------------------------------------------------
ARLINGTON COUNTY, VIRGINIA OFFICE MARKET:
Polk and Taylor Buildings                             890,000        100%              23.82           19.28
1300 North 17th Street                                373,000        100%              24.20           17.09
1616 North Fort Myer Drive                            293,000        100%              23.23           15.44
---------------------------------------------------------------------------------------------------------------
                                         SUBTOTAL   1,556,000        100%              23.80           18.03
---------------------------------------------------------------------------------------------------------------
FAIRFAX COUNTY, VIRGINIA OFFICE MARKET:
E.J. Randolph                                         165,000         99%              21.21           15.26
John Marshall I                                       261,000        100%              18.26           15.85
Northridge I                                          124,000        100%              25.96           19.34
Centerpointe I & II                                   408,000        100%              16.74           12.92
---------------------------------------------------------------------------------------------------------------
                                         SUBTOTAL     958,000        100%              19.12           14.95
---------------------------------------------------------------------------------------------------------------
WASHINGTON, D.C. OFFICE MARKET:
---------------------------------------------------------------------------------------------------------------
1333 H Street                                         239,000         91%              27.42           20.18
---------------------------------------------------------------------------------------------------------------

                                                     BEACON PROPERTIES CORPORATION

                                                            PART I - ITEM 2

                                                                                     AVERAGE
                                                        RENTABLE      PERCENT         BASE              NET EFFECTIVE
                                                       SQUARE FEET     LEASED         RENT(1)             RENT(2)
                                                      -------------  ----------   --------------      ----------------
SUBURBAN CHICAGO OFFICE MARKET:
AT&T Plaza                                                 225,000        100%              21.23      14.26
Tri-State International                                    548,000         84%              22.64      15.92
Presidents Plaza                                           791,000         95%              19.94      13.92
Westbrook Corporate Center                               1,106,000         91%              24.47      19.23
---------------------------------------------------------------------------------------------------------------------
                                    SUBTOTAL             2,670,000         92%              22.48      16.56
---------------------------------------------------------------------------------------------------------------------
WEST LOS ANGELES OFFICE MARKET:
10960 Wilshire Boulevard                                   544,000         89%              21.56      18.53
10880 Wilshire Boulevard                                   531,000         85%              20.08      16.32
---------------------------------------------------------------------------------------------------------------------
                                    SUBTOTAL             1,075,000         87%              20.83      17.44
---------------------------------------------------------------------------------------------------------------------
SILICON VALLEY OFFICE MARKET: (NNN)
Sunnyvale Business Park                                    175,000        100%              18.44      18.76
Shoreline Technology Park                                  727,000        100%              17.88      18.77
Lake Marriott Business Park                                400,000        100%              10.29      10.78
---------------------------------------------------------------------------------------------------------------------
                                    SUBTOTAL             1,302,000        100%              15.62      16.32
---------------------------------------------------------------------------------------------------------------------
TOTAL WEIGHTED AVERAGE PROPERTIES                       18,485,000         97%             $22.04     $16.26
---------------------------------------------------------------------------------------------------------------------

     (1) Base rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation.

     (2) Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and expenses and real estate taxes. operating expense escalation, less total operating expenses and real estate taxes.

The following table reflects the lease expiration schedule of the 116 income producing commercial properties the Company owned or had an interest in as of September 30, 1997.

    YEAR OR PERIOD OF        SQUARE        % OF         ANNUAL        ANNUAL RENT
       EXPIRATION             FEET     SQUARE FEET     RENT (1)     PER SQUARE FOOT  # OF TENANTS
-------------------------------------------------------------------------------------------------
 10/1-12/31/97              1,556,078            9%  $ 34,737,300            $22.32           102
 1998                       1,140,891            6%    27,260,937             23.89           197
 1999                       1,623,928            9%    35,859,833             22.08           208
 2000                       2,465,213           13%    58,902,291             23.89           239
 2001                       3,203,635           17%    79,242,932             24.74           210
 2002                       1,909,767           10%    53,251,537             27.88           154
 2003                         697,752            4%    18,923,064             27.12            46
 2004                         932,805            5%    20,567,823             22.05            41
 2005 & beyond              4,341,157           24%   134,784,314             31.05            83
                     -----------------------------------------------------------------------------
Total leased               17,871,226           97%  $463,530,031            $25.94         1,280
                     -----------------------------------------------------------------------------

(1) Annualized expiring base rental income represented by such leases plus 1996 tenant payments on account of real estate tax and operating expense escalations.

                         BEACON PROPERTIES CORPORATION

                                PART I - ITEM 2
                                    _______


The following schedule summarizes the scheduled amortization of principal and maturities of mortgage loans outstanding and the related weighted average interest rate. The schedule includes the company's share of unconsolidated debt of joint ventures.

                                                SCHEDULED                                WEIGHTED AVERAGE
                    YEAR                       AMORTIZATION   MATURITIES      TOTAL        INTEREST RATE
---------------------------------------------------------------------------------------------------------
 10/1-12/31/97                                  $   821,000                $    821,000           7.77%
 1998                                             5,514,000  $ 68,683,000    74,197,000           6.96%
 1999                                             9,036,000                   9,036,000           7.46%
 2000                                             9,663,000    42,746,000    52,409,000           7.35%
 2001                                             8,986,000    29,012,000    37,998,000           7.35%
 2002                                             9,414,000    44,002,000    53,416,000           7.58%
 2003                                             7,920,000   108,517,000   116,437,000           7.25%
 2004                                             7,869,000    16,744,000    24,613,000           8.25%
 2005                                             8,170,000                   8,170,000           7.42%
 2006                                             4,514,000   184,282,000   188,796,000           7.10%
 2007                                               876,000   112,507,000   113,383,000           8.04%
                                             ------------------------------------------------------------
Total                                           $72,783,000  $606,493,000  $679,276,000           7.39%
                                             ------------------------------------------------------------

                         BEACON PROPERTIES CORPORATION

                                PART I - ITEM 2
                                   _______

LIQUIDITY AND CAPITAL RESOURCES

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

On May 13 1997, the Company acquired 26.7 acres of land and a 335,000 square foot building located at 175 Wyman Street, Waltham, Massachusetts for approximately $24.0 million. The Company plans to begin construction on a 500,000 square foot office property in late 1997 or early 1998. The Company used proceeds from the April 1997 Offering to purchase the property.

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

On July 1, 1997, the Company acquired Sunnyvale Business Center located in Sunnyvale, California for aggregate consideration of approximately $33.8 million. The Company used proceeds from a draw on the Credit Facility to purchase the property.

On August 21, 1997, the Company loaned approximately $32.5 million to certain affiliates of the Company to acquire a parcel of land located in Newton, Massachusetts. The Company used proceeds from a draw on the Credit Facility to loan the funds to the affiliates.

On September 25, 1997, the Company acquired a parcel of land located at 150 California Street in San Francisco, California for aggregate consideration of approximately $10.6 million. The Company used proceeds from a draw on the Credit Facility to acquire the parcel of land.

On September 29, 1997, the Company acquired a parcel of land located at Media Center in Burbank, California for aggregate consideration of approximately $18.9 million. The Company used proceeds from a draw on the Credit Facility to acquire the parcel of land.

                         BEACON PROPERTIES CORPORATION

                                PART I - ITEM 2
                                    _______
FINANCING ACTIVITIES

On April 16, 1997, the Company sold 7,000,000 shares of common stock, $.01 par value, to the public at $32.125 per share. The proceeds of the April 1997 Offering, net of offering costs, were approximately $212.7 million. The net proceeds of the April 1997 Offering were used to purchase 10880 Wilshire Boulevard, the cash portions of the acquisition of Centerpointe I and II and Westbrook Corporate Center properties and 175 Wyman Street with the remaining balance used to pay down the Credit Facility.

On June 13, 1997, the Company sold 8,000,000 shares of cumulative redeemable preferred stock, $.01 par value, to the public at $25.00 per share at a yield of 8.98%(the "Preferred Offering"). The proceeds of the Preferred Offering, $193.2 million net of offering costs, were used to acquire the 225 Franklin Street property.

On October 30, 1997, the Company declared a dividend of $.50 per common share payable on November 21, 1997 to stockholders of record on November 7, 1997.

CAPITALIZATION

At September 30, 1997, the Company's total consolidated debt was approximately $835.9 million, and its total consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf Property debt) was approximately $928.3 million. At September 30, 1997, the Company's outstanding consolidated debt consisted of approximately $249.0 million under its floating-rate Credit Facility and approximately $586.9 million of fixed rate mortgage indebtedness with an weighted average rate of 7.38%, collateralized by properties owned 100% by the Company. The Company's proportionate share of its current total unconsolidated debt (excluding the Rowes Wharf Property debt) consists of approximately $45.9 million on the One Post Office Square Property (in which the Company has a 50% general partner interest) and approximately $46.4 million on the 75-101 Federal Street Property (in which the Company owns approximately 52% of the common stock of a private REIT that owns the property).The weighted average rate of the Company's unconsolidated fixed rate mortgage indebtedness is 7.47%. The weighted average rate of the Company's consolidated and unconsolidated fixed rate mortgage indebtedness is 7.39% and the weighted average maturity is approximately 6.5 years.

Based on the Company's total market capitalization of $4,014.5 million at September 30, 1997 (at the September 30, 1997 closing stock price of $45.813 per share and including the 7,343,451 Units of minority interest in the Operating Partnership and the Preferred Stock at liquidation preference of $200.0 million), the Company's consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) represented approximately 23% of its total market capitalization.

                         BEACON PROPERTIES CORPORATION

                                PART I - ITEM 2
                                    _______

FUNDS FROM OPERATIONS

The Company believes that to facilitate a clear understanding of the operating results of the Company, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only real estate related assets), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity. The following table presents the calculations for FFO for the periods ended September 30, 1997 and September 30, 1996.




                                                             For the three months ended           For nine months ended
                                                                   September 30,                           September 30,
                                                      ------------------------------------------------------------------
                                                                  1997                  1996          1997          1996
                                                                ------                ------       -------        ------
                                                                                (in thousands)
Income before minority interest                       $         30,612       $        12,074    $   90,199     $  30,607
Add consolidated properties:
     Depreciation and amortization                              18,944                 8,391        50,767        21,737
Add joint venture properties:
Depreciation and amortization                                    1,010                 1,005         3,086         2,999
Less gain on sale of property                                    -----                 -----       (16,736)        -----

                                                      ----------------       ---------------    ----------     ---------
Funds from operations                                           50,566                21,470       127,316        55,343
Less Series A Preferred Dividends                               (4,490)                -----        (5,388)        -----
                                                      ----------------       ---------------    ----------     ---------
Available for allocation                                        46,076                21,470       121,928        55,343
Company share of Operating Partnership                           88.31%                87.16%        88.51%        86.12%
                                                      ----------------       ----------------   ----------     ---------

Company funds from operations                         $         40,689       $        18,713    $  107,917     $  47,661
                                                      ================       ===============    ==========     =========
Weighted average common shares outstanding                      55,469                30,572        52,613        26,660
                                                      ================       ===============    ==========     =========

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

                         BEACON PROPERTIES CORPORATION

                                    PART II


OTHER INFORMATION
-----------------

ITEM 1.  LEGAL PROCEEDINGS

     On April 20, 1994, Lawrence D. Selkovits, a partner in the property partnership which owned One Post Office Square, Wellesley Office Park Building Five and Wellesley Office Park Building Six filed suit against certain Beacon affiliates, individually and in their capacity as general partners of these property partnerships, and the Company for breach of fiduciary duty, seeking damages and recission of the property partnerships' agreements to transfer their interest in these properties. Selkovits brought his claims in an individual capacity as well as in a derivative capacity on behalf of the partnerships. In August, 1997, the Company and the individual defendants entered into a settlement, Selkovits agreed to withdraw as derivative plaintiff in the lawsuit. The Company did not pay any of the settlement amount. After the settlement, Selkovits' individual claims, the Norfolk Superior Court established a procedure by which other similarly situated limited partners could make a motion to be substituted as plaintiff for the derivative claims and continue the lawsuit. In accordance with the procedure established by the Court, on September 26, 1997, three former limited partners of the Wellesley Six Company and one person claiming the have had a limited partnership interest in Post Office Square Company filed motions to be substituted as derivative plaintiffs. The Company and the other defendants opposed three motions and the parties are awaiting a decision by the Court. If either or both of the motions is allowed, in whole or in part, the Company and the other defendants anticipate that they will proceed with discovery and that a trial of the remaining claims will be held in 1998.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:
          10.1 Amended and Restated Revolving Credit Agreement between Beacon Properties, L.P. and BankBoston, as agent, dated August 8, 1997.
          27.1 Financial Data Schedule

    (b)  Reports on Form 8-K.

     A report on Form 8-K dated September 15, 1997, was filed which included information under Item 5 on the Form 8-K. The report was filed in connection with the Company and Equity Office Properties Trust entering into a definitive agreement and plan of merger.

                         BEACON PROPERTIES CORPORATION

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BEACON PROPERTIES CORPORATION



                                    /s/ Robert J. Perriello
                                    -------------------------------
                                    Robert J. Perriello,
                                    Senior Vice President,
                                    and Chief Financial Officer


Date:  November 14, 1997